Form 10-Q
period 2000-06-30
EVOKE COMMUNICATIONS INC
filed 2000-09-06
CIK 1046832

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                   ________________________________________

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the period from _______ to _______.

                      Commission File Number:   000-21751

                          Evoke Communications, Inc.
            (Exact Name of Registrant as specified in its charter)

                Delaware                            84-1407805
  ____________________________________   _______________________________________
      (State or jurisdiction of          (I.R.S. Employer Identification Number)
    incorporation or organization)


                              1157 Century Drive
                             Louisville, CO  80027
         (Address, including zip code, of principal executive offices)

                                (800) 878-7326
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No    X
                                              -----     -----




                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value -  46,792,618 as of July 31, 2000.

                          Evoke Communications, Inc.
                                     Index

                                                                                                              Page
                                                                                                              ----
PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000                  3
               (unaudited)

               Condensed Consolidated Statements of Operations for the three and six months                     5
               ended June 30, 1999 and 2000 (unaudited)

               Condensed Consolidated Statements of Cash Flows for the six months ended June 30,                7
               1999 and 2000 (unaudited)

               Notes to the Condensed Consolidated Financial Statements (unaudited)                             9

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of                      15
               Operations

               Additional Risk Factors that May Affect Our Operating Results and The Market                    19
               Price Our Common of Stock

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                      27

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                               28

Item 2.        Changes in Securities and Use of Proceeds                                                       28

Item 3.        Defaults Upon Senior Securities                                                                 29

Item 4.        Submission of Matters to a Vote of Security Holders                                             29

Item 5.        Other Information                                                                               29

Item 6.        Exhibits and Reports on Form 8-K                                                                29

SIGNATURES                                                                                                     30

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           EVOKE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)


                                                                      December 31,                      Pro Forma
                                                                          1999       June 30, 2000  June 30, 2000 (1)
                                                                      ------------   -------------  -----------------
Assets
Current assets:
 Cash and cash equivalents.....................................           $ 89,234        $ 38,343
 Short term investments....,,,.................................                 --           1,411
 Accounts receivable, net of allowance for doubtful accounts of
  $35 and $315 at December 31, 1999 and June 30, 2000,
  respectively.................................................                805           2,090

 Prepaid expenses and other current assets.....................                709           5,058
                                                                      ------------   -------------
 Total current assets..........................................             90,748          46,902
Property and equipment, net....................................             19,539          35,619
Intangible assets, net.........................................                 --          79,381
Other assets...................................................                121           3,780
                                                                      ------------   -------------
Total Assets                                                              $110,408        $165,682
                                                                      ============   =============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable..............................................           $  8,519        $ 12,146
 Current portion of long term debt.............................              1,336           1,414
 Accrued expenses..............................................                586           1,952
 Deferred revenue..............................................                317             440
                                                                      ------------   -------------
 Total current liabilities.....................................             10,758          15,952
Long term debt, less current portion...........................              2,260           1,590
                                                                      ------------   -------------

Total Liabilities                                                           13,018          17,542
                                                                      ------------   -------------
Mandatorily Redeemable Preferred Stock
 Series B......................................................              1,064           1,064                 --
 Series C......................................................             10,284          10,284                 --
 Series D......................................................             99,794          99,794                 --
 Series E......................................................                 --           1,563                 --
 Warrants for the purchase of mandatorily redeemable preferred
  stock........................................................                180           4,280                 --
                                                                      ------------   -------------      -------------
                                                                           111,322         116,985                 --
                                                                      ------------   -------------      -------------
Stockholders' Equity (Deficit)
 Undesignated preferred stock, 964,365 shares authorized at
  December 31, 1999 and June 30, 2000; none issued.............                 --              --                 --

 Series A preferred stock......................................                503             503                 --
 Common stock, par value $.0015, 38,000,000 and 64,666,666                       1               9                 60
  shares authorized at December 31, 1999 and June 30, 2000;
  issued and outstanding  575,806 and 5,708,795 shares at
  December 31, 1999 and June 30, 2000, respectively............
 Additional paid-in capital....................................             11,939         105,156            222,593

                                                                      December 31,                      Pro Forma
                                                                          1999       June 30, 2000  June 30, 2000 (1)
                                                                      ------------   -------------  -----------------
 Accumulated other comprehensive                                                --              52                 52
   income......................................................
 Note receivable from officer..................................                 --          (1,134)            (1,134)
 Unearned stock option compensation............................             (9,306)        (17,324)           (17,324)
 Accumulated deficit...........................................            (17,069)        (56,107)           (56,107)
                                                                      ------------   -------------  -----------------
  Total stockholders' equity (deficit).........................            (13,932)         31,155            148,140
                                                                      ------------   -------------  -----------------
 Commitments and contingencies
  Total Liabilities and Stockholders' Equity (Deficit)                    $110,408        $165,682
                                                                      ============   =============

     See accompanying notes to condensed consolidated financial statements.


(1) - Reflects the conversion of all preferred shares into common stock upon the completion of the Company's initial public offering on July 24, 2000.

                           EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                          Three Months ended       Six Months ended
                                               June 30,                June 30,
                                          -------------------    --------------------
                                           1999        2000        1999        2000
                                         --------    --------    --------    --------
Revenue...............................   $    414    $  2,892    $    634    $  4,751
Cost of revenue:
 (exclusive of stock based
 compensation expense of $21, $61,
 $40 and $124, respectively, shown
 below)...............................        702       3,481       1,189       6,135
                                         --------    --------    --------    --------
   Gross profit (loss)................       (288)       (589)       (555)     (1,384)
                                         --------    --------    --------    --------
Operating expenses:
 Sales and marketing (exclusive of
  stock based compensation expense of
  $31, $308, $421 and $609,
  respectively, shown below)..........        906      15,422       1,953      26,337
 Research and development (exclusive
  of stock based compensation expense
  of $8, $229, $9 and $425,
  respectively, shown below...........        152       1,817         300       2,921
 General and administrative,
  (exclusive of stock based
  compensation expense of $11, $836,
  $12 and $4,457, respectively, shown
  below)..............................        342       1,952         598       3,240
 Amortization of intangible assets....         --       1,118          --       1,118
 Stock based compensation expense.....         71       1,434         482       5,615
                                         --------    --------    --------    --------
   Total operating expenses...........     1,471      21,743       3,333      39,231
                                         --------    --------    --------    --------
   Loss from operations...............     (1,759)    (22,332)     (3,888)    (40,615)

Other income (expense)................        (23)        642          26       1,577
                                         --------    --------    --------    --------
   Net loss...........................     (1,782)    (21,690)     (3,862)    (39,038)
Deemed dividend related to beneficial
 conversion feature of preferred
 stock................................         --          --          --       1,181
Accretion of preferred stock to
 redemption value.....................         --         313          --         313
                                         --------    --------    --------    --------
 Net loss attributable to common
  stockholders........................   $ (1,782)   $(22,003)   $ (3,862)   $(40,532)
                                         ========    ========    ========    ========
Loss per share--basic and diluted.....   $  (4.61)   $ (11.74)   $ (10.57)   $ (30.34)
                                         ========    ========    ========    ========
Weighted average number of common
 shares outstanding--basic and
 diluted..............................        387       1,874         365       1,336
                                         ========    ========    ========    ========

                                         Three Months ended       Six Months ended
                                              June 30,                June 30,
                                         -------------------    --------------------
                                          1999        2000        1999        2000
                                        --------    --------    --------    --------
Pro forma loss per share--basic and
 diluted..............................    $(0.15)     $(0.61)     $(0.33)     $(1.15)
                                        ========    ========    ========    ========
Weighted average number of pro forma
 shares outstanding--basic and
 diluted..............................    11,736      35,904      11,715      35,144
                                        ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                           EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (unaudited)

                                                                        Six Months ended
                                                                            June 30,
                                                                      --------------------
                                                                        1999        2000
                                                                      --------    --------
Cash flows from operating activities:
 Net loss...........................................................   $(3,862)   $(39,038)
 Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation and amortization......................................       520       4,500
 Loss on disposition of equipment...................................        --          33
 Accrued interest on note receivable from officer...................        --          (9)
 Loss on foreign currency exchange..................................        --           4
 Common stock warrants issued for services..........................        --          89
 Stock based compensation...........................................       482       5,615
Changes in operating assets and liabilities:
 Accounts receivable................................................      (226)       (939)
 Prepaid expenses and other current assets..........................       (65)     (3,641)
 Other assets.......................................................       (34)     (1,658)
 Accounts payable and accrued expenses..............................     1,026       1,126
                                                                      --------    --------
Net cash used by operating activities...............................    (2,159)    (33,918)
                                                                      --------    --------
Cash flows from investing activities:
 Purchase of property and equipment.................................    (3,668)    (17,985)
 Proceeds from disposition of equipment.............................        --          48
 Proceeds from sales and maturities of investment securities........     6,011         648
 Purchase of investment securities..................................    (2,552)         --
 Purchase of investment in AudioTalk Networks, Inc..................        --      (2,000)
 Loan to Contigo Software, Inc......................................        --        (300)
 Cash paid for acquisition of Contigo, net of cash received.........        --      (2,621)
                                                                      --------    --------
Net cash used by investing activities...............................      (209)    (22,210)
                                                                      --------    --------
Cash flows from financing activities:
 Net proceeds from issuance of preferred stock......................        --       5,000
 Proceeds from issuance of common stock.............................        11         882
 Proceeds from debt.................................................     2,366          --
 Payments on debt...................................................      (298)       (645)
                                                                      --------    --------
Net cash provided by financing activities...........................     2,079       5,237
                                                                      --------    --------
Decrease in cash and cash equivalents...............................      (289)    (50,891)
Cash and cash equivalents at beginning of period....................     1,222      89,234
                                                                      --------    --------
Cash and cash equivalents at end of period..........................   $   933    $ 38,343
                                                                      ========    ========
Supplemental cash flow information - interest paid in cash..........   $    75    $    167
                                                                      ========    ========
Supplemental disclosure of noncash investing and financing
     activities:
Short-term debt and accrued interest converted to preferred stock...   $    75   $      --
                                                                      ========    ========

                                       7.

                                                                        Six Months ended
                                                                            June 30,
                                                                      --------------------
                                                                        1999        2000
                                                                      --------    --------
Loan to officer for common stock purchase...........................   $    --    $  1,125
                                                                      ========    ========
Accounts payable incurred for purchases of property and equipment...   $    79    $  6,030
                                                                      ========    ========

     See accompanying notes to condensed consolidated financial statements.

                           EVOKE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Summary of Operations

    Evoke Communications, Inc. (the Company), is an Internet communication services provider that allows users to communicate and exchange voice, video and visuals through web-based applications and technologies. The Company operates in a single segment.

    The condensed consolidated financial statements include the accounts of Evoke and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(b) Interim Results

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1999 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Registration Statement on Form S-1 (No. 333-30708), as amended on July 24, 2000. Operating results for the three and six months ending June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.


(c) Cash, Cash Equivalents and Investments

    All highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market accounts at two financial institutions. Short-term investment consists of an equity investment in a public company. This investment is classified as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity.

(d) Intangible Assets

    Intangible assets consist primarily of goodwill, which is being amortized on the straight line basis over an estimated useful life of three years.

(e) Revenue Recognition

    Web conferencing customers are charged a per-minute fee based on each phone participant's actual time on the conference, which is recognized as revenue upon completion of the conference. Customers are charged a fee to upload visuals for web conferences, which is also recognized as revenue upon completion of the conference.

    Web cast customers are charged for content encoding and hosting. Content encoding is the conversion of the customer's media into formats which can be accessed over the internet using widely available media players and, for some customers, indexing the media to facilitate search and reporting capabilities. Revenue from content encoding is recognized when the content is available for viewing over the Internet. Hosting is the maintenance of the content on the Company's servers and, for some customers, providing access to information about content usage. Revenue related to content hosting is recognized ratably over the hosting period.

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    Web collaboration customers are charged license, hosting and event fees. Revenue from software license agreements are recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements. Hosting fees represent revenue from post-contract customer support services and from hosting arrangements where the Company's software is resident on a company server and are recognized ratably over the hosting period. Event fees are recognized as the events take place.

(f) Loss Per Share

    Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock. Basic and diluted EPS are the same for the three and six months ended June 30, 1999 and 2000 as all potential common stock instruments are antidilutive.

(g) Pro Forma Loss Per Share

    Pro forma loss per share has been computed as described above and also gives effect to the conversion of additional shares of convertible preferred stock not included in the computation of basic and diluted loss per share, which shares converted upon the completion of Evoke's initial public offering effective July 24, 2000 (using the if-converted method).

(2) PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(a) Mandatorily Redeemable Convertible and Convertible Preferred Stock

    At June 30, 2000, the Company had five classes of preferred stock (Series A, Series B, Series C, Series D and Series E) outstanding. The preferred stock was convertible at any time, at the option of the holder, into common stock as follows (unaudited):

                                        Preferred
                                         Shares                     Conversion                       Common
                                       Outstanding                     Rate                          Shares
                              --------------------------       -------------------          ----------------------
    Series A                                   5,025,000                      0.67                       3,350,000
    Series B                                      10,635                    128.21                       1,363,461
    Series C                                   9,953,935                      0.67                       6,635,956
    Series D                                  33,333,333                      0.67                      22,222,222
    Series E                                     686,813                      0.67                         457,875

    Series B, C, D and E shares were mandatorily redeemable. All preferred stock had voting rights on an as converted basis and liquidation preferences equal to the stated amount of the preferred shares issued.

    Each share of preferred stock converted to common stock at the time of an initial public offering, which occurred on July 24, 2000.

    Series B, Series C and Series D preferred stock were issued in 1997, 1998 and 1999 for $100, $1.04 and $3.00 per share, respectively. All issuances were for cash, except for 487,355 shares of Series C Preferred stock issued upon conversion of $506,861 of convertible debt and related accrued interest. Based on the beneficial conversion terms of the Series D preferred stock, assuming an initial public offering price of $13.50 per share, the Company

                          EVOKE COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders by approximately $100 million in 1999, in accordance with Emerging Issues Task Force Bulletin 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5).

    On March 29, 2000, the Company issued 686,813 shares of Series E preferred stock at $7.28 per share and a warrant to purchase 858,416 shares of Series E preferred stock for an aggregate purchase price of $5.0 million. The warrant is exercisable upon issuance at the lesser of $10 per share or the initial public offering price of the Company's common stock and expires in March 2003. The fair value of the warrant is estimated to be $4.1 million, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of 3 years. The fair value of the warrant was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction in the Series E preferred stock. In addition, $350,000 was recorded as prepaid advertising costs related to future services to be provided to the Company by the preferred stockholder. The preferred stock will be accreted to its issuance price over the period from issuance to redemption in March 2003. Based on the beneficial conversion terms of the preferred stock, assuming an initial public offering price of $13.50 per share, the Company has recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders for the three months ended March 31, 2000 by $1,181,318 at the date of issuance in accordance with EITF 98-5.

(b) Stock Purchase Warrants

    In January 1999, in the connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C Preferred stock. The warrants are exercisable at $1.04 per share and expire on July 24, 2005. Upon completion of the Company's initial public offering on July 24, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and an expected life of 10 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

    In September 1999, in connection with obtaining a $1.5 million master loan and security agreement, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants are exercisable at $3.00 per share and will expire on September 29, 2004. Upon completion of the Company's initial public offering on July 24, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and an expected life of 5 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

    In January 2000, the Company issued a warrant to purchase 3,703 shares of common stock. The warrants are exercisable at $4.50 per share and were scheduled to expire January 15, 2001. The warrant is in exchange for certain marketing costs and were expensed as sales and marketing costs at the grant date. The warrants were exercisable at the date of grant and are not contingent on counterparty performance. The fair value of the warrant was $21,250 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of one year. This warrant was exercised on April 10, 2000.

    In June 2000, the Company issued a warrant to purchase 10,000 shares of common stock. The warrants are exercisable at $8.00 per share and expire on June 30,2005. The warrant is in exchange for certain marketing costs and were expensed as sales and marketing costs at the grant date. The warrants became exercisable on July 24, 2000. The fair value of the warrant was $89,000 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of five years.

(3) JOINT VENTURES AND ACQUISITIONS

                          EVOKE COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Europe). Pursuant to this agreement, the Company will make net cash payments of approximately $5.5 million to Evoke Europe, approximately $5.3 million of which are to be repaid under the terms of a promissory note, grant a technology license to Evoke Europe and be issued common stock representing a 51% ownership of Evoke Europe. This net payment is expected to be made in the quarter ending September 30, 2000.

    On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo Software subsequent to June 16, 2000 have been included in Evoke's statement of operations for the three and six months ended June 30, 2000. The purchase price allocation is as follows:

                                                      (IN MILLIONS)
Tangible net assets..................................... $ 2.8
Assumed unearned stock option compensation..............   0.6
Goodwill and other intangible assets....................  80.5
                                                         -----
Total purchase price allocation ........................ $83.9
                                                         =====

    Goodwill and other intangibles are being amortized on a straight-line basis over an estimated useful life of three years.

    The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 1999 (in thousands, except per share data).
                                                  Six months ended June 30
                                                 -------------------------
                                                  1999               2000
                                                 ------            -------
Revenue........................................ $ 2,023           $  6,734
Net loss.......................................  (4,554)           (43,315)
Basic and diluted net loss per share...........   (8.31)            (22.35)


    The pro forma results for 2000 combine the Company's results for the six months ended June 30, 2000 with the results of Contigo for the period from January 1, 2000 through the date of acquisition with the exception of a $5.0 million payment made by Contigo to one of its officers, which is excluded from the pro forma net loss reflected above. This payment was made by Contigo prior to the acquisition and was related to the consummation of the acquisition. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


(4) COMMITMENTS AND CONTINGENCIES

(a) Leases

    The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities who are controlled by either directors or former directors of the Company. A large portion of the remaining facilities are satellite sales offices. Total future minimum lease payments, under all operating leases, approximate $15.9 million.

(b) Purchase Commitments

    As of June 30, 2000, purchase commitments, including software licenses and maintenance agreements and sales and marketing expenses, including advertising, totaled $28.6 million to be expended over the next two years.

(c) Litigation

    From time to time, the Company has been subject to litigation and claims in the ordinary course of business. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement. This litigation is still at an early stage and it is therefore not possible to predict the outcome of the litigation or any related motion with any degree of certainty.

(5) SUBSEQUENT EVENTS

    On July 13, 2000, the Company completed a two-for-three reverse split of all outstanding shares of common stock. All shares of common stock and per share information in the accompanying financial statements has been adjusted to reflect the reverse split.

    On July 28, 2000, the Company closed its initial public offering of 7,000,000 shares of common stock at $8.00 per share, for net proceeds, after expenses, of $50.9 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. On March 24, 2000 Staff Accounting Bulletin No. 101A - Amendment (SAB101A) was released to effectively delay the implementation of SAB101. On June 26, 2000, Staff Accounting Bulletin No. 101B- Second Amendment (SAB101B) was issued and amends the transition provisions of SAB101 and effectively supersedes the original extension provided for in SAB101A. SAB101B further delays the required implementation date for SAB101 until the quarter ending December 31, 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB101, as revised, and therefore these pronouncements will have no impact on our financial statements.

    In March 2000, the Financial Accounting Standards Board (FASB), released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe the adoption of Interpretation No. 44 will have no impact on our financial statements.

    In March 2000, the Emerging Issues Task Force of the FASB (EITF), issued EITF 00-2, "Accounting for Website Development Costs." This issue addresses how an entity should account for costs incurred to develop a website. We do not believe this pronouncement will have a material impact on our financial statements.

    In March 2000, the EITF issued EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where

                          EVOKE COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities license software applications to a third party and also host those applications. We do not expect this pronouncement to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q may contain forward-looking statements, including statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. The following discussion should be read in conjunction with our financial statements and notes thereto.

Overview

    We offer a suite of Internet communication services that currently consists of Evoke Webconferencing and Collaboration, Live and On-Demand Evoke Webcasting, Evoke Talking Email and Evoke Web Talk. We also recently launched our Evoke Mobile Webconferencing service for commercial use. We believe that we offer the broadest range of Internet communication services and that we are the only provider that offers these services in an integrated manner. We market our services to large and medium-sized corporations and high growth Internet-centric businesses through our direct sales force, and to small businesses, home offices, and personal users through our web site and our indirect sales channels, including co-branding with leading Internet sites.

    Since our inception in April 1997, our primary activities have consisted of the following:

    .  assembling an experienced management team;

    .  creating and expanding our telephony and Internet infrastructure;

    .  acquiring and integrating various communication technologies;

    . developing our various services, including Evoke Webconferencing, Evoke Webcasting, Evoke Talking Email, Evoke Web Talk and Evoke Mobile Webconferencing;

    .  establishing strategic partnerships with leading Internet companies; and

    .  expanding our direct sales force.

    We have incurred losses since commencing operations and as of June 30, 2000, we had an accumulated deficit of $56.1 million. We have not achieved profitability on a quarterly or annual basis. We intend to invest significantly in developing our proprietary systems and services, expanding our infrastructure, building our direct sales force and account development team, and developing our brand. As a result we expect to continue to incur losses at least through 2002. The Internet communication services market is new and evolving and, therefore, we are unable to quantify our competitive position within the market. We will need to generate significantly higher revenues to support expected increases in expenses and to achieve and maintain profitability.

    On June 16, 2000, we acquired Contigo Software, Inc. (Contigo) in exchange for 4,425,176 shares of our common stock and $6.1 million in cash. We also issued options to purchase 1,574,831 shares of common stock in exchange for outstanding options of Contigo that we assumed. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations for the three and six months ended June 30, 2000. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill in the quarter ending June 30, 2000, which we will amortize over a period of three years. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off.

    In connection with the Contigo acquisition, we expect amortization expense for the next four fiscal years as follows (in thousands):

Year Ended December 31,                                    Amortization Expense
-----------------------                                    --------------------
2000....................................................          $14,535
2001....................................................           26,833
2002....................................................           26,833
2003....................................................           12,299

    We derive revenue from the sale of our Evoke Webconferencing, Evoke Web Collaboration and Evoke Webcasting services. We currently use Evoke Talking Email and Evoke Web Talk to promote brand awareness. At this time, we do not generate significant revenue from Evoke Talking Email, Evoke Web Talk or Evoke Mobile Webconferencing.

    . Evoke Webconferencing Revenue. Revenue for Evoke Webconferencing is based upon the actual time that each participant is logged onto the conference. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded web cast. In addition, we charge customers a one-time fee to upload visuals for a web conference or a recorded web cast. We recognize revenue from our Evoke Webconferencing services as soon as a call or web cast is completed.

    . Evoke Web Collaboration Revenue. Revenue for Evoke Web Collaboration is derived from license, hosting and event fees that we charge customers. Revenue from software license agreements are recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements. Hosting fees represent revenue from post-contract customer support services and from hosting arrangements where our software is installed on a Company server and are recognized ratably over the hosting period. Event fees are recognized as the events take place.

    . Evoke Webcasting Revenue. Prices and specific service terms are usually negotiated in advance of service delivery. We recognize revenue from live event streaming when the content is broadcast over the Internet. We recognize revenue from encoding recorded content when the content becomes available for viewing over the Internet. We recognize revenue from pre-recorded content hosting ratably over the hosting period.

    Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We expect to see significant increases in depreciation and Internet access and bandwidth expense as we continue to build our infrastructure in anticipation of increased demand for our services.

    We incur sales and marketing expenses that consist primarily of the salaries and benefits of our sales and marketing personnel, commissions, consulting fees, tradeshow expenses, advertising and promotion expenses and allocated overhead. We expect that sales and marketing expenses will increase in the future as we hire additional personnel, initiate additional marketing programs and expand current programs, including strategic partnerships, establish sales offices in new locations and incur additional costs related to the growth of our business.

    We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, consulting fees and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

    We incur general and administrative expenses that consist primarily of expenses for finance, human resources, administrative and general management activities, including legal, accounting and other professional fees and other general corporate expenses. We expect increases in general and administrative expenses as we expand executive management, finance, human resources and other administrative functions required to support operations and incur additional costs associated with being a publicly-held company.

    Amortization of intangible assets consists of amortization of intangible assets acquired in business combinations, including goodwill.

    Since our inception, we have used stock based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the three and six months ending June 30, 2000 we recorded $2.5 and $13.2 million of deferred stock option compensation, respectively, and expensed $1.4 and $5.6 million, respectively, related to stock based compensation. These amounts are based on the deemed excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock based compensation expense of approximately $8.6 million in 2000, $6.0 million in 2001, $6.0 million in 2002 and $2.3 million in 2003 for common stock issued or stock options awarded through June 30, 2000 under our stock compensation plans.

Results of Operations

    Revenue. Total revenue increased by $2.5 million from $0.4 million for the three months ended June 30, 1999 to $2.9 million for the three months ended June 30, 2000. Total revenue increased by $4.2 million from $0.6 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000. The increase was primarily due to the launch of our Evoke Webconferencing service in April 1999 and the increased use of our Evoke Webcasting services.

    Cost of Revenue. Cost of revenue increased $2.8 million from $0.7 million for the three months ended June 30, 1999 to $3.5 million for the three months ended June 30, 2000. Cost of revenue increased $4.9 million from $1.2 million for the six months ended June 30, 1999 to $6.1 million for the six months ended June 30, 2000. Depreciation expense increased $1.3 million in the second quarter of 2000 and $2.4 million in the six months ended June 30, 2000 over the respective periods in 1999 as we built out our data operation centers in both Boulder and Louisville, Colorado. Telecommunication costs and Internet access costs increased $0.9 million in the second quarter of 2000 and $1.8 million in the six months ended June 30, 2000 over the respective periods in 1999 as we incurred phone charges consistent with the launch of Evoke Webconferencing and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $0.3 million in the second quarter of 2000 and $0.3 million in the six months ended June 30, 2000 over the respective periods in 1999 as we hired technical support, consulting and education personnel to provide services to our customers. Maintenance expense increased $0.3 million in the second quarter of 2000 and $0.4 million in the six months ended June 30, 2000 over the respective periods in 1999 due primarily to maintenance agreements that cover equipment located in our data operation facility.

    Sales and Marketing. Sales and marketing expense increased $14.5 million from $0.9 million for the three months ended June 30, 1999 to $15.4 million for the three months ended June 30, 2000. Sales and marketing expense increased $24.3 million from $2.0 million for the six months ended June 30, 1999 to $26.3 million for the six months ended June 30, 2000. Advertising and promotion increased $7.4 million in the second quarter of 2000 and $14.6 million in the six months ended June 30, 2000 over the respective periods in 1999 as we focused on creating brand awareness, which included advertising and promotional programs with strategic partners. $4.3 million of the increase in the second quarter of 2000 and $5.5 million of the increase in the six months ended June 30, 2000 is attributable to personnel and payroll related expenses of additional sales, marketing and business development personnel that we hired to expand our sales and distribution network.

    Research and Development. Research and development expense increased $1.6 million from $0.2 million for the three months ended June 30, 1999 to $1.8 million for the three months ended June 30, 2000. Research and development expense increased $2.6 million from $0.3 million for the six months ended June 30, 1999 to $2.9 million for the six months ended June 30, 2000. The increase was primarily related to personnel and payroll related expenses resulting from an increase in headcount and to a lessor extent consulting fees.

    General and Administrative. General and administrative expense increased $1.7 million from $0.3 million for the three months ended June 30, 1999 to $2.0 million for the three months ended June 30, 2000. General and administrative expense increased $2.6 million from $0.6 million for the six months ended June 30, 1999 to $3.2 million for the six months ended June 30, 2000. The increase is primarily due to an increase in professional fees and an increase in personnel and payroll related expenses. General and administrative expenses are expected to continue to increase as we support a larger employee base and assume the responsibilities and the costs associated with being a public company.

    Goodwill amortization. Goodwill amortization was $1.1 million in the three and six months ended June 30, 2000 as result of our acquisition of Contigo in June 2000.

    Stock Based Compensation Expense. Stock based compensation expense increased $1.3 million from $0.1 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000. Stock based compensation expense increased $5.1 million from $0.5 million for the six months ended June 30, 1999 to $5.6 million for the six months ended June 30, 2000. In the three and six months ended June 30, 2000, options were granted at less than the estimated initial public offering price resulting in deferred compensation of $3.1 million and $10.7 million, respectively, which is being recognized over vesting periods ranging from three to four years. In addition, in the three and six months ended June 30, 2000, stock purchase rights were granted for the purchase of 46,296 and 398,296 shares of common stock, respectively, with exercise prices below the estimated initial public offering price, resulting in compensation expense of $0.1 million in the second quarter of 2000 and $3.2 million in the six months ended June 30, 2000.

    Other Income (Expense). Other income (expense), consists primarily of net interest income. Interest income increased $0.7 million from $0.1 million for the three months ended June 30, 1999 to $0.8 million for the three months ended June 30, 2000. Interest income increased $1.7 million from $0.1 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The increase was related to higher cash balances for the three months and six months ended June 30, 2000 as compared to June 30, 1999 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000. Interest expense increased $0.04 million for the three months ended June 30, 2000 and $0.1 million for the six months ended June 30, 2000 as compared to the respective periods in 1999 as a result of an increase in our debt.

Liquidity and Capital Resources

    Prior to our initial public offering, we financed our operations primarily from sales of our preferred stock and, to a lesser extent, proceeds from loans. Upon completion of our initial public offering of common stock, a total of 7,000,000 shares were sold to the public, which resulted in all redeemable preferred stock converting to common stock and net proceeds to the Company, after expenses of $50.9 million.

    As of June 30, 2000, cash and cash equivalents were $38.3 million, a decrease of $50.9 million compared with cash and cash equivalents held as of December 31, 1999. Cash and cash equivalents at June 30, 2000 do not reflect the receipt of the proceeds from our initial public offering which took place in July 2000.

    Net cash used in operations was $33.6 million for the six months ended June 30, 2000, and was related to operating losses and cash expended for prepaid expenses and other assets and an increase in accounts receivable, and was partially offset by an increase in accounts payable.

    Net cash used by investing activities was $22.5 million for the six months ended June 30, 2000. Net cash used by investing activities related primarily to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform and net purchases and sales of investments. In June 2000, we made a cash payment of $2.6 million, net of cash acquired, for the acquisition of Contigo.

    Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2000 and was primarily due to the sale of our Series E preferred stock and the sale of common stock, net of payments made under our debt financing arrangements.

    In 1999, we entered into agreements to borrow approximately $4.5 million. As of June 30, 2000, we had approximately $3.0 million in total debt obligations outstanding, of which approximately $1.4 million was current.

    We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

    As of June 30, 2000, our purchase commitments, including software licenses and maintenance agreements and sales and marketing expenses, including advertising, totaled $28.6 million and are expected to be expended over the next two years.

    We lease office facilities under various operating leases that expire through 2009. A large portion of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, approximate $15.9 million.

    We expect that existing cash resources and the net proceeds from our initial public offering will be sufficient to fund our anticipated working capital and capital expenditure needs for the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. There can be no assurance that additional financing will be available at all or, if available, will be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.

Additional Risk Factors That May Affect Our Operating Results and The Market Price of Our Common Stock

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, we expect significant continuing losses and we may never attain profitability.

    If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $56.1 million from our inception through June 30, 2000, and we anticipate significant net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect that our sales and marketing, research and development, general and administrative and goodwill amortization expenses will increase significantly in the future as compared to prior periods. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

We have a limited operating history, which makes it difficult to evaluate our business.

    We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue from Evoke Webcasting in January 1998. We only began commercially offering our flagship service, Evoke Webconferencing, in April 1999. Due to our limited operating history and the rapidly changing nature of the Internet communication services market, it is difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

    As a result of our limited operating history, the rapidly changing nature of the Internet communication services market and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $1.8 million and $6.4 million in the four quarters of the year ended December 31, 1999, and our net loss was $21.7 million for the three months ended June 30, 2000. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control. Accordingly, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

    Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results for the year ended 1999 show decreases in the use of Evoke Webconferencing around the Thanksgiving, Christmas and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will decrease as compared to other periods of the year because of decreased use of our services by business customers.

We depend on single source suppliers for key components of our infrastructure, the loss of which could cause significant delays and costs in providing services to our existing and prospective customers.

    We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. We could also experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative components into our technology platform. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.

If any of the third party technologies and services that we use become unavailable to us, our services would be subject to significant delays and increased costs.

    The market for Internet communication services is rapidly evolving and we need to license technologies to remain competitive. Our inability to obtain any of these licenses could delay the development of our services until equivalent technology can be identified, licensed and integrated. We are highly dependent on the streaming software that we license from two suppliers in order to deliver our streaming services. If these vendors change their streaming software, our software may become inoperable, the functionality of our services would decline and we would suffer significant delays and costs in attempting to reengineer our services. We use technology that we license from HearMe, a provider of voice communication services over the Internet, to provide our voice chat services. We also rely on third party services, such as Internet access, transport and long distance providers. These companies may not continue to provide services to us without disruptions, at the current cost, if at all. The costs associated with a transition to a new service provider would be substantial. We may be required to reengineer our systems and infrastructure to accommodate a new service provider, which would be both expensive and time-consuming. In addition, in the past, we have experienced disruptions and delays in our services due to service disruptions from these providers. Any interruption in the delivery of our services would likely cause a loss of revenue and a loss of customers.

A small number of our customers account for a high percentage of our revenue and the loss of a major customer could harm our operating results and cause our stock price to decline.

    The loss of any of our major customers could result in lower than expected revenue and cause our stock price to decline. Additionally, most customers do not have any obligation to purchase additional services from us or to continue to use our current services. As a result, we may face increased downward pricing pressure that could cause a decrease in our gross margins. For the six months ended June 30, 2000 sales to Microsoft Corporation represented approximately 9% of our revenue by subsidizing third-party use of our services in conjunction with the adoption of its technologies. We expect that sales to Microsoft Corporation as a percentage of revenue will continue to decrease but that during calendar year 2000 sales to Microsoft Corporation will continue to represent a significant portion of our revenue. A small number of customers will continue to account for a high percentage of our revenue. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

Our Internet communication services will not generate significant revenue if businesses do not switch from traditional teleconferencing and communication services to Internet communication services.

    If businesses do not switch from traditional teleconferencing and communication services, our Internet communication services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Internet communication services. If sufficient demand for our services does not develop, we will have difficulty selling our services. As a result, the price of our common stock would decline. Growth in profitability from Evoke Webconferencing will depend in part on a significant increase in the number of customers using Evoke Webconferencing's web-based features in addition to our traditional conferencing features. In the second quarter of 2000, only a small percentage of Evoke Webconferencing customers used the web in this way.

The growth of our business substantially depends on our ability to successfully develop and introduce new services in a timely manner.

    Our growth depends on our ability to develop leading-edge Internet communication services. For example, we recently released Evoke Mobile Webconferencing, a wireless web conferencing service, for commercial use, and began integrating the advanced web collaboration tools we acquired from Contigo into our platform. We also have several other services in development. We may not successfully identify, develop and market these and other new services in a timely and cost-effective manner. If the services we develop, such as Evoke Mobile Webconferencing, fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase. In addition, our ability to introduce new services may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

    We have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

Competition in the Internet communication services market is intense and we may be unable to compete successfully.

    The market for Internet communication services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services.

    Many of our current and potential competitors have larger customer bases, longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, telecommunication providers, for example, enjoy lower per-minute long distance costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop Internet communication services. These competitors may offer or develop products or services that perform better than ours.

    In addition, the Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

    . competitors could acquire or partner with companies with which we have strategic partnerships and discontinue our partnership, resulting in the loss of distribution opportunities for our services or the loss of certain enhancements or value-added features to our services;

    . a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or

    .  a competitor could acquire or partner with one of our key suppliers.

The termination of strategic partnerships, including with Excite@Home, Blue Mountain Arts or Lycos, or the failure to form additional strategic partnerships could limit our access to customers and harm our strategy to increase brand awareness, thereby causing our revenues to be lower than expected.

    Our strategic partnerships are critical to our success because they help us strengthen our brand awareness and reach a broader customer base. The loss of current strategic partnerships or our failure to find other strategic partners in a timely manner could result in lower than expected revenues. For example, Excite@Home and Lycos may terminate our strategic partnerships under various circumstances, some of which may be beyond our control. Our agreements with Excite@Home and Lycos require us to satisfy specific performance and functionality requirements. Early termination of our partnerships with Excite@Home and Lycos may harm our reputation, decrease the size of our user base and cause our stock price to decline. Moreover, Excite@Home is controlled by AT&T. AT&T's teleconferencing services currently compete with Evoke Webconferencing, and AT&T may seek to expand its product offerings into Internet communication in the future. Additionally, the loss of our strategic relationship with Blue Mountain Arts would significantly harm our strategy to increase brand awareness using Evoke Talking Email. Our strategic partnerships with Blue Mountain Arts and Excite@Home currently account for a substantial majority of the Evoke Talking Email messages processed by our systems. We may become more reliant on strategic partners in the future, which would increase the risk to our business of losing these partnerships. Additionally, we may not be successful in forming strategic partnerships and the efforts of our strategic partners may not be successful.

Our failure to manage our current and planned rapid growth could cause substantial increases in our operating costs and harm our profitability and, if we are not able to obtain adequate funds, we may not be able to compete effectively.

    We have rapidly expanded, and plan to continue to rapidly expand, our operations and infrastructure. This expansion has placed, and is expected to place, a significant strain on our managerial, operational and financial resources, and we may not effectively manage this growth. For example, we increased the number of our employees from 94 on December 31, 1999 to 460 on June 30, 2000. Expanding our business requires us to invest significant amounts of capital for our operations and resources, which substantially increases our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time expanding into new areas. In order to expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

    Additionally, our rapid growth requires us to order equipment, some of which has substantial development and manufacturing lead times. If we do not order equipment in a timely and efficient manner in order to support our growth, we may not have enough capacity to support the demand for our services and the delivery of our services may be interrupted. As a result, our operating results and reputation would be materially harmed, which could negatively affect our stock price.

Our planned international expansion, including our joint venture with @viso Limited, may not be successful, which could harm our strategy to expand internationally and cause our operating losses to increase.

    We intend to expand into international markets and to spend significant financial and managerial resources to do so. We have no experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

    .  varying technology standards from country to country;

    .  uncertain protection of intellectual property rights;

    . inconsistent regulations and unexpected changes in regulatory requirements;

    .  difficulties and costs of staffing and managing international operations;

    .  fluctuations in currency exchange rates;

    .  linguistic and cultural differences;

    . difficulties in collecting accounts receivable and longer collection periods;

    .  imposition of currency exchange controls; and

    .  potentially adverse tax consequences.

    In particular, we recently formed a joint venture with @viso Limited, a European-based venture capital firm, which will expand our operations to continental Europe and the United Kingdom. This joint venture may not be successful. If our revenues from this and other international operations do not exceed the expense of establishing and maintaining these operations, our operating losses will further increase.

    In addition, our expansion into international markets may require us to develop specific technology that will allow our current systems to work with international telephony systems. We may not develop this technology in a timely manner, in a way to prevent service disruptions or at all.

We may not achieve any benefits from the Contigo acquisition and we expect our losses to increase significantly as a result of the acquisition.

    We may not be able to successfully integrate Contigo's operations, technologies, products and services, information systems and personnel into our business. The acquisition may further strain our existing financial and managerial controls, and divert management's attention away from our other business concerns. There may also be unanticipated costs associated with the acquisition that may harm our operating results and key Contigo personnel may decide not to work for us. In addition, as a result of the acquisition, we will have operations in multiple facilities in geographically diverse areas. We are not experienced in managing facilities and operations in geographically diverse areas. We may not sustain the financial results that Contigo has achieved in the past because of integration problems, changes that we are making to Contigo's operations and the potential loss of customers who may decide not to continue their relationship with Contigo after the acquisition.

In addition, we expect that our losses will increase significantly because of additional costs and expenses related to:

    .  an increase in the number of our employees;

    .  an increase in sales and marketing activities;

    .  additional facilities and infrastructure;

    .  assimilation of operations and personnel; and

    .  goodwill amortization.

We may acquire other businesses, form joint ventures and make investments in other companies that could negatively affect our operations and financial results and dilute existing stockholders.

    The pursuit of additional business relationships through acquisitions, joint ventures, or other investment prospects is a key aspect of our business strategy. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition, joint venture, or other investment.

    We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited prior experience. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business similar to those associated with the Contigo acquisition, which could harm our operating results and cause our stock price to decline.

In addition, if we were to make any acquisitions, we could:

    .  issue equity securities that would dilute our stockholders;

    .  incur debt;

    .  assume unknown or contingent liabilities; or

    . experience negative effects on our reported results of operations from acquisition-related charges and of amortization of acquired technology, goodwill and other intangibles.

Our Evoke Webconferencing services may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

    We believe our Evoke Webconferencing services are not subject to regulation by the Federal Communications Commission or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Evoke Webconferencing services under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Evoke Webconferencing services until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Evoke Webconferencing services to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

Our business will suffer if our systems fail or become unavailable.

    A reduction in the performance, reliability or availability of our systems will harm our ability to distribute our services to our users, as well as our reputation. Some of our customers have experienced interruptions in our services in the past due to network outages, periodic system upgrades and internal system failures. Similar interruptions may occur from time to time in the future. Because our revenue depends largely on the number of users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

    We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Boulder, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation and negatively affect our revenue.

If our security system is breached, our business and reputation could suffer.

    We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, and expose us to risk of loss or liability. Our internal systems are accessible to a number of our employees. Although each of these employees is subject to a confidentiality agreement, we may be unable to prevent the misappropriation of this information. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

Our competitors may be able to create systems with similar functionality to ours and third-parties may obtain unauthorized use of our intellectual property.

    The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. We also acquired a patent as a result of the Contigo Acquisition that relates to the web collaboration software developed by Contigo. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Except for the patent we acquired as a result of the Contigo acquisition, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries is uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

We may be subject to claims alleging intellectual property infringement.

    We may be subject to claims alleging that we have infringed upon third party intellectual property rights. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our services while we re-engineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. On March 17, 2000, a trademark infringement suit was filed against us in the United States District Court for the Northern District of California by Evoke Software Corporation, alleging, among other things, that our new brand infringes the trademarks and service marks of the company filing this suit and seeks, among other relief, an injunction barring us from continuing any use the designation Evoke. On August 22, 2000, Evoke Software Corporation filed a motion for preliminary injunction, which, if granted, could require us to immediately discontinue using the designation Evoke and the domain name evoke.com. We expect that the court will issue a ruling on these motions in the Fall of 2000. Loss of the motion for preliminary injunction could substantially impair our business operations, materially and adversely affect our results of operations, diminish our goodwill among customers, employees and investors, and could adversely affect the market price of our common stock. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could harm our business.

If we do not increase the capacity of our infrastructure in excess of customer demand, customers may experience service problems and choose not to use our services.

    We must continually increase our capacity in excess of customer demand. Our plans to rapidly expand our operations and to add customers also requires a significant increase in the capacity of our infrastructure. If we fail to increase our capacity, customers may experience service problems, such as busy signals, improperly routed calls and messages, and slower-than-expected download times. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

We rely on the adoption of multimedia technology by corporations and our ability to transmit our services through corporate security measures.

    In order to receive streamed media adequately, our users generally must have multimedia personal computers with certain microprocessor requirements, at least
28.8 kbps Internet access, a standard media player and a sound card. If streaming media technology fails to achieve broad commercial acceptance or acceptance is delayed, customers may not purchase our Internet communication services. Installing and configuring the necessary streaming media components may require technical expertise that some users do not possess. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, some information systems managers may block reception of streamed media within their corporate environments. In order for users to receive streaming media over corporate intranets and corporate firewalls, information systems managers may need to reconfigure these intranets and firewalls. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving voice and video quality and educating customers and users in the use of streaming media technology.

We are subject to risks associated with governmental regulation and legal uncertainties.

    It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. These laws may relate to areas such as:

 .   changes in telecommunications regulations;

 .   copyright and other intellectual property rights;

 .   encryption;

 .   personal privacy concerns, including the use of "cookies" and individual user information;

 .   e-commerce liability; and

 .   email, network and information security.

    Changes in telecommunications regulations could substantially increase the costs of communicating on the Internet. This, in turn, could slow the growth in Internet use and thereby decrease the demand for our services. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. Recent events suggest that the FCC may begin regulating the Internet in such a way. In addition, we operate our services throughout the United States and state regulatory authorities may seek to regulate aspects of our services as telecommunication activities.

    Other countries and political organizations are likely to impose or favor more and different regulations than those which have been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

We may be subject to assessment of sales and other taxes for the sale of our services, license of technology or provision of services, for which we have not accounted.

    We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our services. Our business would be harmed if one or more states or any foreign country were to require us to collect sales or other taxes from current or past sales of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

Internet-related stock prices are especially volatile and this volatility may depress our stock price.

    The stock market in general, and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Because we are an Internet-related company, we expect our stock price to be similarly volatile. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

You should not rely on forward-looking statements because they are inherently uncertain.

    This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document.

    We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    At June 30, 2000, we had long-term debt, including current portion, in the aggregate amount of $3.0 million with interest rates ranging from 7.41% to 13.33% with payments due through 2004. We may incur additional debt in the future. A change in interest rates would not affect our obligations related to long-term debt existing as of June 30, 2000, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings. Additionally, the net proceeds from our initial public offering may be invested in investment vehicles that may decline as a result of changes in equity markets and interest rates.

    At June 30, 2000, we had $1.4 million in short-term investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. On March 17, 2000, Evoke Software Corporation, a California corporation, filed a claim against us in the United States District Court for the Northern District of California, alleging trademark and service mark infringement, among other claims, such as trademark and service mark dilution, unfair competition. Evoke Software seeks punitive and compensatory damages, an injunction barring us from continuing to use the brand Evoke and attorneys fees and costs. We believe that we have meritorious defenses to these claims and intend to defend against them. On May 10, 2000, we filed our answer to the complaint, denying all material allegations. On August 22, 2000, Evoke Software Corporation filed a motion for preliminary injunction, which, if granted, would, among other things, require us to immediately discontinue using the brand Evoke and domain name evoke.com. On August 24, 2000, we filed a motion with the court for leave to file an amended answer to add affirmative defenses and counterclaims along with the amended answer. On August 24, 2000, we also filed a motion to enforce a settlement agreement and related promises and to dismiss the complaint. We expect that the court will issue a ruling on these motions in the Fall of 2000. Loss of the motion for preliminary injunction could substantially impair our business operations, materially and adversely affect our results of operations, diminish our goodwill among customers, employees and investors, and could adversely affect the market price of our common stock. This litigation is still at an early stage, and it is therefore not possible to predict the outcome of the litigation or any related motion with any degree of certainty. Other than this matter, we are not currently involved in any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

    (a) During the month ended April 30, 2000, the Company issued to employees 558,500 options to purchase Common Stock at an average exercise price of $10.80 per share; during the month ended May 31, 2000, the Company issued to employees 149,500 options to purchase Common Stock at an average exercise price of $10.80 per share; during the month ended June 30, 2000, the Company issued to employees 448,248 options to purchase Common Stock at an average exercise price of $10.80 per share. These securities were issued under Section 4(2) of the Securities Act of 1933 and/or Rule 701 thereunder. All options issued during the quarter ended June 30, 2000 have been adjusted for the stock split which became effective on July 13, 2000.

    (b) On July 25, 2000, we commenced our initial public offering, which consisted of 7,000,000 shares of our Common Stock at $8.00 per share pursuant to a registration statement (No. 333-30708) declared effective by the Securities and Exchange Commission on July 24, 2000. The offering has been terminated and all shares have been sold. The managing underwriters for the initial public offering were Salomon Smith Barney Inc., FleetBoston Robertson Stephens Inc., Thomas Weisel Partners LLC and CIBC World Markets Corp. Aggregate gross proceeds from the offering were $56,000,000.

    We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $3.9 million and approximately $1.2 million in other expenses, for total expenses of approximately $5.1 million. After deducting expenses of the offering, we received net offering proceeds of approximately $50.9 million. The net proceeds were invested in short-term financial instruments.

    No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fiscal quarter ended June 30, 2000, we solicited written consent (effective April 27, 2000) from our stockholders regarding the approval of the Company's name change to Evoke Communications, Inc. and the filing of a Restated Certificate of Incorporation to reflect such name change.

    During this quarter, we also solicited written consent (effective June 21, 2000) from our stockholders regarding the approval of: (a) the Certificate of Amendment to the Restated Certificate of Incorporation which provided for a 2-for-3 reverse stock split of all of our outstanding shares, pursuant to which every three outstanding shares of Common and Preferred Stock were converted into two shares of Common or Preferred Stock, as applicable, (b) the Restated Certificate of Incorporation and Amended and Restated Bylaws which provided for certain changes in connection with our initial public offering of Common Stock
(c) the form of Indemnity Agreement that we will enter into with our executive officers and directors, (d) the appointment of a classified board of directors,
(e) the adoption of the 2000 Equity Incentive Plan, including the reservation of 11,666,666 shares to be issued under the plan, and (f) the adoption of the 2000 Employee Stock Purchase Plan, including the reservation of 400,000 shares to be issued under the plan.

Item 5.  Other Information

    The management of the Company is not aware of any events required to be reported hereunder.

Item 6.  Exhibits and Reports on Form 8-K

    (A.) Exhibits

    27.1 Financial Data Schedule

    (B.) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVOKE COMMUNICATIONS, INC.



Date:  September 6, 2000                By:  /s/  Terence G. Kawaja
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)