Form 10-Q
period 2000-09-30
EVOKE COMMUNICATIONS INC
filed 2000-11-14
CIK 1046832

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the period from _______ to _______.

                      Commission File Number:   000-21751

                          Evoke Communications, Inc.
            (Exact Name of Registrant as specified in its charter)

          Delaware                                      84-1407805
          --------                                      ----------
  (State or jurisdiction of              (I.R.S. Employer Identification Number)
incorporation or organization)


                              1157 Century Drive
                             Louisville, CO  80027
         (Address, including zip code, of principal executive offices)

                                (800) 878-7326
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $0.0015 Par Value -  46,828,045 as of October 31, 2000.

                          Evoke Communications, Inc.
                                     Index

                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000         3
          (unaudited)

          Condensed Consolidated Statements of Operations for the three and nine months                5
          ended September 30, 1999 and 2000 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,      7
          1999 and 2000 (unaudited)

          Notes to the Condensed Consolidated Financial Statements (unaudited)                         9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                  14
          Operations

          Additional Risk Factors that May Affect Our Operating Results and The Market                19
          Price Our Common of Stock

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           27

Item 2.   Changes in Securities and Use of Proceeds                                                   28

Item 3.   Defaults Upon Senior Securities                                                             28

Item 4.   Submission of Matters to a Vote of Security Holders                                         28

Item 5.   Other Information                                                                           29

Item 6.   Exhibits and Reports on Form 8-K                                                            29

SIGNATURES                                                                                            30


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EVOKE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                                                           December 31, 1999    September 30, 2000
                                                                                           -----------------    ------------------
Assets
Current assets:
  Cash and cash equivalents...............................................................      $ 89,234            $ 63,398
  Short term investments..................................................................            --               1,254
  Accounts receivable, net of allowance for doubtful accounts of
   $35 and $435 at December 31, 1999 and September 30, 2000,
   respectively...........................................................................           805               4,425
  Prepaid expenses and other current assets...............................................           709               5,566
                                                                                                --------            --------

  Total current assets....................................................................        90,748              74,643
Property and equipment, net...............................................................        19,539              37,618
Intangible assets, net....................................................................            --              72,673
Other assets..............................................................................           121               5,912
                                                                                                --------            --------

Total Assets                                                                                    $110,408            $190,846
                                                                                                ========            ========


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable........................................................................      $  8,519            $ 11,546
  Current portion of long term debt.......................................................         1,336               1,470
  Accrued expenses........................................................................           586               1,748
  Deferred revenue........................................................................           317                 878
                                                                                                --------            --------

  Total current liabilities...............................................................        10,758              15,642
Long term debt, less current portion......................................................         2,260               1,198
                                                                                                --------            --------

Total Liabilities                                                                                 13,018              16,840
                                                                                                --------            --------

Mandatorily Redeemable Preferred Stock
  Series B................................................................................         1,064                  --
  Series C................................................................................        10,284                  --
  Series D................................................................................        99,794                  --
  Series E................................................................................            --                  --
  Warrants for the purchase of mandatorily redeemable preferred
   stock..................................................................................           180                  --
                                                                                                --------            --------

                                                                                                 111,322                  --
                                                                                                --------            --------

Stockholders' Equity (Deficit)
  Undesignated preferred stock, 964,365 and 10,000,000 shares authorized at
   December 31, 1999 and September 30, 2000, respectively; none issued or outstanding.....            --                  --
  Series A preferred stock................................................................           503                  --
  Common stock, par value $.0015; 38,000,000 and 130,000,000 shares authorized at December 31, 1999 and September 30, 2000, respectively; 575,806 and 46,828,045 shares issued and outstanding at
   December 31, 1999 and September 30, 2000, respectively.................................             1                  59
  Additional paid-in capital..............................................................        11,939             271,300




                                                                December 31, 1999       September 30, 2000
                                                                -----------------       ------------------
Accumulated other comprehensive loss..........................             --                     (120)
Note receivable from officer..................................             --                   (1,152)
Unearned stock option compensation............................         (9,306)                 (13,574)
Accumulated deficit...........................................        (17,069)                 (82,507)
                                                                     --------                 --------

 Total stockholders' equity (deficit).........................        (13,932)                 174,006
                                                                     --------                 --------

Commitments and contingencies

 Total Liabilities and Stockholders' Equity (Deficit)                $110,408                 $190,846
                                                                     ========                 ========


    See accompanying notes to condensed consolidated financial statements.

                          EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                           Three Months ended                Nine Months ended
                                                                              September 30,                    September  30,
                                                                           ------------------             ------------------------
                                                                             1999      2000                 1999            2000
                                                                           -------   --------             -------         --------
Revenue.......................................................             $   590   $  5,574             $ 1,224         $ 10,325
Cost of revenue:
 (exclusive of stock based
 compensation expense of $22, $117,
 $62 and $241, respectively, shown
 below).......................................................                 676      4,673               1,865           10,809
                                                                           -------   --------             -------         --------

    Gross profit (loss).......................................                 (86)       901                (641)            (484)
                                                                           -------   --------             -------         --------

Operating expenses:
 Sales and marketing (exclusive of
  stock based compensation expense of
  $102, $238, $523 and $848,
  respectively, shown below)..................................               1,356     14,867               3,309           41,204
 Research and development (exclusive
  of stock based compensation expense
  of $37, $225, $46 and $649,
  respectively, shown below...................................                 216      2,368                 516            5,288
 General and administrative,
  (exclusive of stock based
  compensation expense of $507, $980,
  $518 and $5,437, respectively, shown
  below)......................................................                 430      2,723               1,029            5,962
 Amortization of intangible assets............................                  --      6,708                  --            7,826
 Stock based compensation expense.............................                 668      1,560               1,149            7,175
                                                                           -------   --------             -------         --------


   Total operating expenses...................................               2,670     28,226               6,003           67,455
                                                                           -------   --------             -------         --------

   Loss from operations.......................................              (2,756)   (27,325)             (6,644)         (67,939)

Other income (expense)........................................                 (50)       925                 (24)           2,501
                                                                           -------   --------             -------         --------

   Net loss...................................................              (2,806)   (26,400)             (6,668)         (65,438)
Deemed dividend related to beneficial
 conversion feature of preferred
 stock........................................................                  --         --                  --            1,181
Accretion of preferred stock to
 redemption value.............................................                  --         81                  --              394
Preferred stock dividend......................................                  --        150                  --              150
                                                                           -------   --------             -------         --------

 Net loss attributable to common
  stockholders................................................             $(2,806)  $(26,631)            $(6,668)        $(67,163)
                                                                           =======   ========             =======         ========

Loss per share--basic and diluted.............................              $(5.89)    $(0.74)            $(16.55)          $(5.16)
                                                                           =======   ========             =======         ========

Weighted average number of common
 shares outstanding--basic and
 diluted......................................................                 476     36,094                 403           13,007
                                                                           =======   ========             =======         ========


                                        Three Months ended      Nine Months ended
                                           September 30,           September 30,
                                        ------------------      -----------------
                                          1999      2000          1999     2000
                                          ----      ----          ----     ----
Pro forma loss per share--basic and
  diluted.............................. $(0.24)    $(0.59)      $(0.57)   $(1.75)
                                        =======    =======      =======   =======


Weighted average number of pro forma
  shares outstanding--basic and
  diluted..............................  11,826     44,972       11,752    38,444
                                        =======    =======      =======   =======

    See accompanying notes to condensed consolidated financial statements.

                          EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (unaudited)

                                                                     Nine Months ended
                                                                       September 30,
                                                                    ------------------
                                                                      1999      2000
                                                                    -------   --------
Cash flows from operating activities:
 Net loss.........................................................  $(6,668)  $(65,438)
 Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation and amortization....................................      853     13,525
 Loss on disposition of equipment.................................       --         32
 Accrued interest on note receivable for purchase of stock........       --        (27)
 Loss on foreign currency exchange................................       --        (11)
 Common stock warrants issued for services........................       --         89
 Stock based compensation.........................................    1,150      7,175
Changes in operating assets and liabilities:
 Accounts receivable..............................................      (60)    (3,274)
 Prepaid expenses and other current assets........................     (223)    (4,835)
 Other assets.....................................................       --     (5,746)
 Accounts payable and accrued expenses............................      843      5,068
                                                                    -------   --------

Net cash (used) by operating activities...........................   (4,105)   (53,442)
                                                                    -------   --------

Cash flows from investing activities:
 Purchase of property and equipment...............................   (3,723)   (24,486)
 Proceeds from disposition of equipment...........................        9         77
 Proceeds from sales and maturities of investment securities......    7,511        648
 Purchase of investment securities................................   (2,561)        --
 Investment in AudioTalk Networks, Inc............................       --     (2,000)
 Loan to Contigo Software, Inc....................................       --       (300)
 Cash paid for acquisition of Contigo, net of cash received.......       --     (2,622)
                                                                    -------   --------

Net cash provided (used) by investing activities..................    1,236    (28,683)
                                                                    -------   --------

Cash flows from financing activities:
 Net proceeds from issuance of preferred stock....................       --      5,013
 Proceeds from issuance of common stock...........................       27     52,421
 Proceeds from debt...............................................    4,458         --
 Payments on debt.................................................     (530)      (995)
 Preferred stock dividend.........................................       --       (150)
                                                                    -------   --------

Net cash provided by financing activities.........................    3,955     56,289
                                                                    -------   --------

Increase (decrease) in cash and cash equivalents..................    1,086    (25,836)
Cash and cash equivalents at beginning of period..................    1,222     89,234
                                                                    -------   --------

Cash and cash equivalents at end of period........................  $ 2,308   $ 63,398
                                                                    =======   ========

Supplemental cash flow information - interest paid in cash........  $   154   $    315
                                                                    =======   ========


Supplemental disclosure of noncash investing and financing activities:

Short-term debt and accrued interest converted to preferred stock.  $    75   $     --
                                                                    =======   ========

                                                        Nine Months ended
                                                           September 30,
                                                           -------------
                                                           1999     2000
                                                           ----     ----

Loan to officer for purchase of common stock...........    $ --    $1,125
                                                           ====    ======


Accounts payable incurred for purchases of property and
equipment..............................................    $230    $3,871
                                                           ====    ======


See accompanying notes to condensed consolidated financial statements.

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Summary of Operations

     Evoke Communications, Inc. (the "Company"), is an Internet communication service provider offering integrated tools that enable virtual meetings. The Company operates in a single segment.

     The condensed consolidated financial statements include the accounts of Evoke Communications and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(b)  Interim Results

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 1999 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Registration Statement on Form S-1 (No. 333-30708), declared effective on July 24, 2000. Operating results for the three and nine months ending September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

(e)  Revenue Recognition

     Evoke Webconferencing customers are charged a per-minute fee based on each phone participant's and web participant's actual time on the conference, which is recognized as revenue upon completion of the conference. Customers are charged a fee to upload visuals or record webcasts for webconferences, which is also recognized as revenue upon completion of the conference.

     Evoke Webcasting customers are charged for content encoding and hosting. Content encoding is the conversion of the customer's media into formats that can be accessed over the Internet using widely available media players and, for some customers, indexing the media to facilitate search and reporting capabilities. Revenue from content encoding is recognized when the content is available for viewing over the Internet. Hosting is the maintenance of the content on the Company's servers and, for some customers, providing access to information about content usage. Revenue related to content hosting is recognized ratably over the hosting period.

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Evoke Collaboration customers are charged either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements.

     Evoke Talking Email customers are charged based on prices and specific service terms which are negotiated in advance of service delivery. We recognize revenue, including any setup fees, ratably over the life of the contract.

(f)  Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock. Basic and diluted EPS are the same for the three and nine months ended September 30, 1999 and 2000 as all potential common stock instruments are antidilutive.

(g)  Pro Forma Loss Per Share

     Pro forma loss per share has been computed as described above and also gives effect to the conversion of the shares of convertible preferred stock not included in the computation of basic and diluted loss per share, which shares converted upon the completion of the Company's initial public offering effective July 24, 2000 (using the if-converted method).

(2)  INITIAL PUBLIC OFFERING

     On July 28, 2000, the Company closed its initial public offering of 7,000,000 shares of common stock at $8.00 per share, for net proceeds, after deducting underwriting commissions and expenses, of $50.8 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock.

(3)  PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(a)  Mandatorily Redeemable Convertible and Convertible Preferred Stock

     At September 30, 2000, the Company did not have any preferred stock outstanding since each share of preferred stock (Series A, Series B, Series C, Series D and Series E) was converted to common stock on the closing of the initial public offering. Prior to that time, the Company had the following series of preferred stock outstanding that were convertible at any time, at the option of the holder, into common stock as indicated below (unaudited):

                 Preferred
                  Shares        Conversion        Common
                Outstanding        Rate           Shares
                -----------     ----------      ----------
  Series A        5,025,000           0.67       3,350,000
  Series B           10,635         128.21       1,363,461
  Series C        9,953,935           0.67       6,635,956
  Series D       33,333,333           0.67      22,222,222
  Series E          686,813           0.67         457,875

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Series B, C, D and E shares were mandatorily redeemable. All preferred stock had voting rights on an as converted basis and liquidation preferences equal to the stated amount of the preferred shares issued.

     Each share of preferred stock converted to common stock at the closing of the initial public offering.

     Series B, Series C and Series D preferred stock were issued in 1997, 1998 and 1999 for $100, $1.04 and $3.00 per share, respectively. All issuances were for cash, except for 487,355 shares of Series C Preferred stock issued upon conversion of $506,861 of convertible debt and related accrued interest. Based on the beneficial conversion features of the Series D preferred stock, assuming an initial public offering price of $13.50 per share, the Company recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders by approximately $100 million in 1999, in accordance with Emerging Issues Task Force Bulletin 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5).

     On March 29, 2000, the Company issued 686,813 shares of Series E preferred stock (457,875 post split common shares) at $7.28 per share and a warrant to purchase 858,416 shares of Series E preferred stock for an aggregate purchase price of $5.0 million. The warrant is exercisable upon issuance at the initial public offering price of the Company's common stock and expires in March 2003. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 572,277 shares of common stock at $8.00 per share. The fair value of the warrant was estimated to be $4.1 million, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of 3 years. The fair value of the warrant was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction in the Series E preferred stock. In addition, $350,000 was recorded as prepaid advertising costs related to future services to be provided to the Company by the preferred stockholder. The preferred stock was accreting to its issuance price over the period from issuance to redemption in March 2003. Based on the beneficial conversion terms of the preferred stock, assuming an initial public offering price of $13.50 per share, the Company recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders for the nine months ended September 30, 2000 by $1,181,318 at the date of issuance in accordance with EITF 98-5.

(b)  Stock Purchase Warrants

     In January 1999, in the connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C preferred stock. The warrants are exercisable at $1.04 per share and expire on July 24, 2005. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and an expected life of 10 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

     In September 1999, in connection with obtaining a $1.5 million master loan and security agreement, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants are exercisable at $3.00 per share and will expire on September 29, 2004. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and an expected life of 5 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     In June 2000, the Company issued a warrant to purchase 10,000 shares of common stock. The warrants are exercisable at $8.00 per share and expire on June 30, 2005. The warrant is in exchange for certain marketing costs and were expensed as sales and marketing costs at the grant date. The warrants became exercisable on July 24, 2000. The fair value of the warrant was $89,000 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of five years.

(c)  Stock Split

     On July 13, 2000, the Company completed a two-for-three reverse split of all outstanding shares of common stock. Additionally, all preferred stock was simultaneously adjusted for the split when it was converted to shares of common stock on July 28, 2000. All shares of common stock and per share information in the accompanying financial statements have been adjusted to reflect the reverse split.


(4)  JOINT VENTURES AND ACQUISITIONS

     On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company will make net cash payments of approximately $5.5 million to Evoke Communications Europe, approximately $5.3 million of which are to be repaid under the terms of a promissory note, grant a technology license to Evoke Communications Europe and be issued common stock representing a 51% ownership stake in Evoke Communications Europe. This net payment was made in the quarter ending September 30, 2000. Evoke Communications, B.V. was incorporated on October 2, 2000 and, commencing in the fourth quarter of 2000, the Company will use the equity method of accounting to account for this investment.

     On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statement of operations for the three and nine months ended September 30, 2000. The purchase price allocation is as follows:

                                                        (IN MILLIONS)
Tangible net assets...................................      $ 2.8
Assumed unearned stock option compensation............        0.6
Goodwill and other intangible assets..................       80.5
                                                            -----

Total purchase price allocation.......................      $83.9
                                                            =====


     Goodwill and other intangibles are being amortized on a straight-line basis over an estimated useful life of three years.

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 1999 (in thousands, except per share data).

                                                Nine months ended September 30
                                                ------------------------------
                                                  1999                  2000
                                                --------              --------
Revenue.......................................  $  3,495              $ 12,308
Net loss......................................    (7,475)              (69,715)
Basic and diluted net loss per share..........     (2.22)                (4.44)


     The pro forma results for the nine months ended September 30, 2000 combine the Company's results for the nine months ended September 30, 2000 with the results of Contigo for the period from January 1, 2000 through the date of acquisition with the exception of a $5.0 million payment made by Contigo to one of its officers, which is excluded from the pro forma net loss reflected above. This payment was made by Contigo upon the acquisition and was related to the consummation of the acquisition. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(5)  COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by either directors or former directors of the Company. A large portion of the remaining facilities are satellite sales offices. Total future minimum lease payments, under all operating leases, approximate $18.1 million.

(b)  Purchase Commitments

     As of September 30, 2000, purchase commitments, including software licenses and maintenance agreements and sales and marketing expenses, including advertising, totaled $25.7 million to be expended over the next two years.

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

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     In March 2000, the Emerging Issues Task Force of the FASB (EITF), issued EITF 00-2, "Accounting for Website Development Costs." This issue addresses how an entity should account for costs incurred to develop a website. We do not believe this pronouncement will have a material impact on our financial statements.

     In March 2000, the EITF issued EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where entities license software applications to a third party and also host those applications. We do not expect this pronouncement to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q may contain forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business.

     You should read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

Overview

     We offer a suite of Internet communication services that currently consists of Evoke Webconferencing and Collaboration, Live and On-Demand Evoke Webcasting, Evoke Talking Email and Evoke Web Talk. We also recently launched our Evoke Mobile Webconferencing service for commercial use. We believe that we are the leading provider of integrated communications services, offering tools for the delivery of virtual meetings. We market our services through our direct sales force and indirect sales channels, including through co-branded, private-label and reseller relationships.

     We have incurred losses since commencing operations and as of September 30, 2000, we had an accumulated deficit of $82.5 million. Our net loss was $2.8 million and $26.4 million for the three months ended September 30, 1999 and 2000, respectively and $6.7 million and $65.4 million for the nine months ended September 30, 1999 and 2000, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to invest in developing our proprietary systems and services, and expanding our infrastructure and marketing and sales efforts. We expect to continue to incur losses at least through 2002, particularly due to the large amount of goodwill amortization the Company will record over the next three years. The Internet communication services market is new and rapidly evolving and, therefore, we are unable to quantify our competitive position within the market. We will need to generate significantly higher revenue to support expected expenses and to achieve and maintain profitability.

     On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations for the three and nine months ended September 30, 2000. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill in the quarter ending June 30, 2000, which we will amortize over a period of three years. For the three months ended June 30, 2000 and September 30, 2000, amortization expense pertaining to goodwill was $1.1 million and $6.7 million, respectively. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off.

     In connection with the Contigo acquisition, we expect amortization expense for the next four fiscal years as follows (in thousands):


Year Ended December 31,                         Amortization Expense
-----------------------                         --------------------
2000...........................................              $14,535
2001...........................................               26,833
2002...........................................               26,833
2003...........................................               12,299


     We derive revenue from the sale of our Evoke Webconferencing, Evoke Collaboration, Evoke Webcasting and Evoke Talking Email services. We currently use Evoke Web Talk to promote brand awareness. At this time, we do not generate significant revenue from Evoke Web Talk or Evoke Mobile Webconferencing.

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

     . Evoke Collaboration Revenue. Revenue for Evoke Collaboration is derived from either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements.

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

     . Evoke Talking Email Revenue. Prices and specific service terms are negotiated in advance of service delivery. We recognize revenue, including any setup fees, ratably over the life of the contract.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. Since our infrastructure build-out is nearing completion, we expect a decreasing need for large-scale capital expenditures, thereby reducing the increases in depreciation, Internet access and bandwidth expenses over time. Once completed, we expect our capacity and infrastructure will accommodate our revenue projections through the first quarter of 2002.

     We incur sales and marketing expenses that consist primarily of the salaries and benefits of our sales and marketing personnel, commissions, consulting fees, rents for our remote sales offices, tradeshow expenses, advertising and promotion expenses and allocated overhead. We expect to incur significant sales and marketing expenses in the near term due to certain purchase commitments, however, over time we expect these expenses to decrease as a result of streamlining our sales force, and if we are successful, changing certain sales and marketing commitments and consolidating certain remote sales offices.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, consulting fees and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make investments in research and development and anticipate that these expenses will increase in absolute dollars, however, decrease as a percentage of revenue over time.

     We incur general and administrative expenses that consist primarily of expenses for finance, human resources, administrative and general management activities, including legal, accounting and other professional fees and other general corporate expenses. We expect general and administrative expenses to increase in terms of absolute dollars, however, decrease as a percentage of revenue over time.

     Amortization of intangible assets consists of amortization of intangible assets acquired in business combinations, including goodwill.

     Since our inception, we have used stock based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the three and nine months ending September 30, 2000 we recorded $(1.9) million and $11.3 million of deferred stock option compensation, respectively. The decrease for the three months ended September 30, 2000 is a result of a deferred stock option compensation reversal for employees whose employment was terminated within the quarter. For the three and nine months ended September 30, 2000, we expensed $1.6 million and $7.2 million, respectively, related to stock based compensation. Stock based compensation amounts are based on the deemed excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock based compensation expense of approximately $8.4 million in 2000, $4.4 million in 2001, $4.4 million in 2002, $3.6 million in 2003 and $.4 million in 2004 for common stock issued or stock options awarded through September 30, 2000 under our stock compensation plans.

     We evaluate operating performance based on several factors, including our primary financial measure of loss before noncash amortization of intangible assets and charges. Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method and the effects of changes in stock based compensation.

The calculation of loss per share before amortization and charges, which excludes preferred stock dividends and accretion, is as follows:

                                                           Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                           1999           2000            1999            2000
                                                         --------       --------        --------        --------
Net loss...............................................  $ (2,806)      $(26,400)       $ (6,668)       $(65,438)

Add: Amortization of intangible assets.................        --          6,708              --           7,826
Add: Stock based compensation expense..................       668          1,560           1,149           7,175
                                                         --------       --------        --------        --------

Loss before amortization and charges...................  $ (2,138)      $(18,132)       $ (5,519)       $(50,437)
                                                         ========       ========        ========        ========

Loss before amortization and charges represents 362% and 325% of revenue for the three months ended September 30, 1999 and 2000, respectively, and 451% and 488% of revenue for the nine months ended September 30, 1999 and 2000, respectively. Loss before amortization and charges should be considered in addition to, not as a substitute for net loss attributable to common shareholders and other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, loss before amortization and charges is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates certain non-cash charges to earnings. However, loss before amortization and charges as used by us may not be comparable to similarly titled measures reported by other companies.

Results of Operations

     Revenue. Total revenue increased by $5.0 million from $0.6 million for the three months ended September 30, 1999 to $5.6 million for the three months ended September 30, 2000. Total revenue increased by $9.1 million from $1.2 million for the nine months ended September 30, 1999 to $10.3 million for the nine months ended September 30, 2000. The increase was primarily due to increased customer account penetration and the addition of new customers of our Evoke Webconferencing service, and partially due to the increased use of our Evoke Webcasting service. In addition, the quarter ending September 30, 2000 was the first full quarter in which we reported revenue from our Evoke Collaboration service and was the first quarter in which we recognized revenue attributable to Evoke Talking Email. Our customer concentrations continue to decrease as no single customer accounted for greater than 10% of revenue for the three and nine months ended September 30, 2000.

     Cost of Revenue. Cost of revenue increased $4.0 million from $0.7 million for the three months ended September 30, 1999 to $4.7 million for the three months ended September 30, 2000. Cost of revenue increased $8.9 million from $1.9 million for the nine months ended September 30, 1999 to $10.8 million for the nine months ended September 30, 2000. Depreciation expense increased $1.5 million in the third quarter of 2000 and $3.9 million in the nine months ended September 30, 2000 over the respective periods in 1999 as we built out our data operation centers in both Boulder and Louisville, Colorado. Telecommunication costs and Internet access costs increased $1.5 million in the third quarter of 2000 and $3.3 million in the nine months ended September 30, 2000 over the respective periods in 1999 as we incurred phone charges consistent with increased use of Evoke Webconferencing and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $0.5 million in the third quarter of 2000 and $0.8 million in the nine months ended September 30, 2000 over the respective periods in 1999 as we hired technical support, consulting and education personnel to provide services to our customers. Maintenance expense increased $0.4 million in the third quarter of 2000 and $0.7 million in the nine months ended September 30, 2000 over the respective periods in 1999 due primarily to maintenance agreements that cover equipment located in our data operation facility. In the three months ended September 30, 2000 we recorded our first positive gross margin quarter, which is attributable to the service revenue mix in the quarter and the efficiency of our automated aspects of service delivery.

     Sales and Marketing. Sales and marketing expense increased $13.5 million from $1.4 million for the three months ended September 30, 1999 to $14.9 million for the three months ended September 30, 2000. Sales and marketing expense increased $37.9 million from $3.3 million for the nine months ended September 30, 1999 to $41.2 million for the nine months ended September 30, 2000. Advertising and promotion increased $6.5 million in the third quarter of 2000 and $21.2 million in the nine months ended September 30, 2000 over the respective periods in 1999 as we focused on creating brand awareness, which included advertising and promotional programs with partners. $4.8 million of the increase in the third quarter of 2000 and $10.4 million of the increase in the nine months ended September 30, 2000 is attributable to personnel and payroll related expenses of additional sales, marketing and business development personnel that we hired to expand our sales and distribution network.

     Research and Development. Research and development expense increased $2.2 million from $0.2 million for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000. Research and development expense increased $4.8 million from $0.5 million for the nine months ended September 30, 1999 to $5.3 million for the nine months ended September 30, 2000. The increase was primarily related to personnel and payroll related expenses resulting from an increase in headcount and to a lesser extent consulting fees.

     General and Administrative. General and administrative expense increased $2.3 million from $0.4 million for the three months ended September 30, 1999 to $2.7 million for the three months ended September 30, 2000. General and administrative expense increased $4.9 million from $1.1 million for the nine months ended September 30, 1999 to $6.0 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in professional fees, particularly the legal fees and expenses related to our pending litigation, and an increase in personnel and payroll related expenses. We expect general and administrative expenses to increase in terms of absolute dollars and will decrease as a percentage of revenue over time.

     Goodwill amortization. Goodwill amortization was $6.7 million and $7.8 million in the three and nine months ended September 30, 2000 as result of our acquisition of Contigo in June 2000.

     Stock Based Compensation Expense. Stock based compensation expense increased $0.9 million from $0.7 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. Stock based compensation expense increased $6.0 million from $1.2 million for the nine months ended September 30, 1999 to $7.2 million for the nine months ended September 30, 2000. In the nine months ended September 30, 2000 and prior to our initial public offering, options were granted at less than the estimated initial public offering price resulting in deferred compensation of $10.7 million which is being recognized over vesting periods ranging from three to four years. In addition, in the nine months ended September 30, 2000, and prior to our initial public offering, stock purchase rights were granted for the purchase of 398,296 shares of common stock with exercise prices below the estimated initial public offering price, resulting in compensation expense of $3.2 million in the nine months ended September 30, 2000, which is included in the $7.2 million reflected above.

     Other Income (Expense). Other income (expense) consists primarily of net interest income. Interest income increased $1.0 million from $0.1 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. Interest income increased $2.7 million from $0.2 million for the nine months ended September 30, 1999 to $2.9 million for the nine months ended September 30, 2000. The increase was related to higher cash balances for the three months and nine months ended September 30, 2000 as compared to September 30, 1999 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000, as well as proceeds received from our initial public offering. Interest expense increased $40,000 for the three months ended September 30, 2000 and $0.2 million for the nine months ended September 30, 2000 as compared to the respective periods in 1999 as a result of an increase in our debt.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily from sales of our preferred stock and, to a lesser extent, proceeds from loans. Upon completion of our initial public offering of common stock, a total of 7,000,000 shares were sold to the public, which resulted in all redeemable preferred stock converting to common stock and net proceeds to the Company, after underwriting discounts and expenses of $50.8 million.

     As of September 30, 2000, cash and cash equivalents and short-term investments were $64.7 million, a decrease of $24.6 million compared with cash and cash equivalents held as of December 31, 1999. Cash and cash equivalents at September 30, 2000 reflect the receipt of the proceeds from our initial public offering that took place in July 2000.

     Net cash used in operations was $53.2 million for the nine months ended September 30, 2000, and was related to operating losses and cash expended for prepaid expenses and other assets and an increase in accounts receivable, and was partially offset by an increase in accounts payable.

     Net cash used by investing activities was $29.0 million for the nine months ended September 30, 2000. Net cash used by investing activities related primarily to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform and net purchases and sales of investments. In June 2000, we made a cash payment of $2.6 million, net of cash acquired, for the acquisition of Contigo. We expect capital expenditure spending to decrease since the build-out of our infrastructure is nearly complete.

     Net cash provided by financing activities was $56.3 million for the nine months ended September 30, 2000 and was primarily due to the sale of our Series E preferred stock and the sale of common stock in our initial public offering, net of payments made under our debt financing arrangements.

     In 1999, we entered into agreements to borrow approximately $4.5 million. As of September 30, 2000, we had approximately $2.7 million in total debt obligations outstanding, of which approximately $1.5 million was current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     As of September 30, 2000, our purchase commitments, including software licenses and maintenance agreements and sales and marketing expenses, including advertising, totaled $25.7 million, to be expended over the next two years. We will attempt to change these commitments, and if we are successful, we would expect these expenses to decrease over time.

     We lease office facilities under various operating leases that expire through 2009. A large portion of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, approximate $18.1 million. We will attempt to consolidate certain remote sales offices as a result of streamlining our sales force, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments will decrease.

     We expect that existing cash resources and the net proceeds from our initial public offering will be sufficient to fund our anticipated working capital and capital expenditure needs for the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing shareholders.

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

     If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $82.5 million from our inception through September 30, 2000, and we anticipate significant net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, general and administrative and goodwill amortization expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $17.3 million and $26.4 million in the three quarters of the nine month period ended September 30, 2000. Our quarterly revenues ranged between $1.9 million and $5.6 million in the three quarters of the nine month period ended September 30, 2000. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. Accordingly, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

     Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results for the year ended 1999 show decreases in the use of Evoke Webconferencing around the Thanksgiving, Christmas and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

We depend on single source suppliers for key components of our infrastructure, the loss of which could cause significant delays and costs in providing services to our existing and prospective customers.

     We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. We could also experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative components into our technology platform if our single source ceased supplying us with these components. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.

If any of the third party technologies and services that we use become unavailable to us, our services would be subject to significant delays and increased costs.

     The market for Internet communication services is rapidly evolving and we need to license or otherwise acquire technologies to remain competitive. Our inability to obtain any of these technologies could delay the development of our services until equivalent technology can be identified, licensed or otherwise acquired and integrated. We are highly dependent on the streaming software that we license from two suppliers in order to deliver our streaming services. If these vendors change their streaming software, our software may become inoperable, the functionality of our services would decline and we would suffer significant delays and costs in attempting to reengineer our services. In addition, if either of these vendors terminated their licenses with us or interrupted these licenses, our streaming services would become inoperable, and we could be required to pay significant additional expenses to make our services operable. Any termination or interruption of these licenses would likely cause a loss of revenue and loss of customers. We use technology that we license from HearMe, a provider of voice communication services over the Internet, to provide our voice chat services. We also rely on third party services, such as Internet access, transport and long distance providers. These companies may not continue to provide services to us without disruptions, at the current cost, if at all. The costs associated with a transition to a new service provider would be substantial. We may be required to reengineer our systems and infrastructure to accommodate a new service provider, which would be both expensive and time-consuming. In addition, in the past, we have experienced disruptions and delays in our services due to service disruptions from these providers. Any interruption in the delivery of our services would likely cause a loss of revenue and a loss of customers.

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

     If businesses do not switch from traditional teleconferencing and communication services, our Internet communication services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Internet communication services. If sufficient demand for our services does not develop, we will have difficulty selling our services. As a result, the price of our common stock would decline. Growth in revenue from Evoke Webconferencing will depend in part on a significant increase in the number of customers using Evoke Webconferencing's web-based features in addition to its traditional conferencing features. In the third quarter of 2000, only a small percentage of Evoke Webconferencing customers used the web in this way.

The growth of our business substantially depends on our ability to successfully develop and introduce new services in a timely manner.

     Our growth depends on our ability to develop leading-edge Internet communication services. For example, we recently released Evoke Mobile Webconferencing, a wireless web conferencing service, for commercial use, and during the quarter began integrating the advanced web collaboration tools we acquired from Contigo into our platform. We also have several other services in development. We may not successfully identify, develop and market these and other new services in a timely and cost-effective manner. If the services we develop, such as Evoke Mobile Webconferencing, fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase. In addition, our ability to introduce new services may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

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

The termination of strategic partnerships, including with Excite@Home, Work.Com, Blue Mountain Arts or Lycos, or the failure to form additional strategic partnerships could limit our access to customers and harm our strategy to increase brand awareness, thereby causing our revenues to be lower than expected.

     Our strategic partnerships are important to us because they help us strengthen our brand awareness and reach a broader customer base. The loss of current strategic partnerships or our inability to partner with others in a timely manner could result in lower than expected revenues. In addition, the efforts of any of our strategic partners may not be successful, in which case we would try to restructure or terminate these partnerships, however, there can be no assurance that we would be successful in doing so. Excite@Home and Lycos may terminate our strategic partnerships under various circumstances, some of which may be beyond our control. Early termination of our partnerships with Excite@Home, Work.Com or Lycos may harm our reputation, decrease the size of our user base and cause our stock price to decline. Moreover, Excite@Home is controlled by AT&T. AT&T's teleconferencing services currently compete with Evoke Webconferencing, and AT&T may seek to expand its product offerings into Internet communication in the future. Additionally, the loss of our strategic relationship with Blue Mountain Arts would significantly harm our strategy to increase brand awareness using Evoke Talking Email. Our strategic partnerships with Blue Mountain Arts and Excite@Home currently account for a substantial majority of the Evoke Talking Email messages processed by our systems. Moreover, we may become more reliant on strategic partners in the future, which would increase the risk to our business of losing these partnerships.

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

Our current and planned international expansion, including our joint venture with @viso Limited, may not be successful, which could harm our strategy to expand internationally and cause our operating losses to increase.

     We are expanding into international markets and plan to spend significant financial and managerial resources to do so. We have no experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

     . imposition of currency exchange controls; and

     . potentially adverse tax consequences.

     In particular, we recently formed Evoke Communications Europe, a joint venture with @viso Limited, a European-based venture capital firm, which is expanding our operations to continental Europe and the United Kingdom. This joint venture may not be successful and we may not realize any value from the costs associated with starting up this venture.

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

     We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited prior experience. Further, these potential acquisitions, joint ventures and investments entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company's operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management's attention away from our other business concerns. There may also be unanticipated costs associated with an acquisition that may harm our operating results and key personnel may decide not to work for us. These risks could harm our operating results and cause our stock price to decline.

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

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. We also acquired a patent that has been issued as a result of the Contigo acquisition that relates to the web collaboration software developed by Contigo. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Except for the patent we acquired as a result of the Contigo acquisition, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries is uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

We may be subject to claims alleging intellectual property infringement.

     We may be subject to claims alleging that we have infringed upon third party intellectual property rights. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our services while we re-engineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. On March 17, 2000, a trademark infringement suit was filed against us in the United States District Court for the Northern District of California by Evoke Software Corporation, alleging, among other things, that our Evoke brand infringes the trademarks and service marks of the company filing this suit and seeks, among other relief, an injunction barring us from continuing any use of the designation Evoke. On August 22, 2000, Evoke Software Corporation filed a motion for preliminary injunction, which, if granted, could require us to, among other things, immediately discontinue using the designation Evoke, the domain name evoke.com and the ticker symbol EVOK. We expect that the court will issue an order on these motions before the end of the year. Loss of the motion for preliminary injunction could substantially impair our business operations, materially and adversely affect our results of operations, diminish our goodwill among customers, employees and investors, and could adversely affect the market price of our common stock. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could harm our business.

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

     In order to adequately access the streaming aspects of our services, our users generally must have multimedia personal computers with certain microprocessor requirements, at least 28.8 kbps Internet access, a standard media player and a sound card. For our Collaboration services, minimum requirements include a Java-enabled browser and a 56 kbps connection. Installing and configuring the necessary media components may require technical expertise that some users do not possess. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, some information systems managers may block reception of media within their corporate environments. In order for users to receive media over corporate intranets and corporate firewalls, information systems managers may need to reconfigure these intranets and firewalls. Widespread adoption of media technology depends on overcoming these obstacles, improving voice and video quality and educating customers and users in the use of media technology.

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

     Other countries and political organizations are likely to impose or favor more and different regulations than those that have been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2000, we had long-term debt, including current portion, in the aggregate amount of $2.7 million with interest rates ranging from 7.41% to 13.33% with payments due through 2003. We may incur additional debt in the future. A change in interest rates would not affect our obligations related to long-term debt existing as of September 30, 2000, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings. Additionally, the net proceeds from our initial public offering may be invested in investment vehicles that may decline in value as a result of changes in equity markets and interest rates.

     At September 30, 2000, we had $1.3 million in short-term investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. On March 17, 2000, Evoke Software Corporation, a California corporation, filed a claim against us in the United States District

Court for the Northern District of California, alleging trademark and service mark infringement, among other claims, such as trademark and service mark dilution and unfair competition. Evoke Software seeks punitive and compensatory damages, an injunction barring us from continuing to use the brand Evoke and attorneys fees and costs. We believe that we have meritorious defenses to these claims and intend to defend against them. On May 10, 2000, we filed our answer to the complaint, denying all material allegations. On August 22, 2000, Evoke Software Corporation filed a motion for preliminary injunction, which, if granted, would, among other things, require us to immediately discontinue using the brand Evoke, domain name evoke.com and ticker symbol EVOK. On August 24, 2000, we filed a motion with the court for leave to file an amended answer to add affirmative defenses and counterclaims along with the amended answer. On August 24, 2000, we also filed a motion to enforce a settlement agreement and related promises and to dismiss the complaint. At a hearing on our August 24, 2000 motion held on November 2, 2000, the judge denied our motion to enforce a settlement agreement, however, has not yet issued an order with respect to the related promises claims. There will be a hearing on November 16, 2000 to address Evoke Software's injunction motion. We expect that the court will issue an order on these remaining motions before the end of the year. Loss of the motion for preliminary injunction could substantially impair our business operations, materially and adversely affect our results of operations, diminish our goodwill among customers, employees and investors, and could adversely affect the market price of our common stock. This litigation is still at an early stage, and it is therefore not possible to predict the outcome of the litigation or any related motion with any degree of certainty. Other than this matter, we are not currently involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     (a) In the month of July 2000, we issued to employees 772,653 options to purchase common stock at an average exercise price of $8.00 per share; in the month of August, 2000, we issued to employees 1,238,774 options to purchase common stock at an average exercise price of $5.27 per share; in the month of September, 2000, we issued to employees 167,933 options to purchase common stock at an average exercise price of $8.00 per share. These securities were issued under Rule 701 under the Securities Act of 1933. All options issued during the quarter ended September 30, 2000 have been adjusted for the stock split which became effective on July 13, 2000.

     (b) On July 25, 2000, we commenced our initial public offering, which consisted of 7,000,000 shares of our Common Stock at $8.00 per share pursuant to a registration statement (No. 333-30708) declared effective by the Securities and Exchange Commission on July 24, 2000. The offering has been completed and all shares have been sold. The managing underwriters for the initial public offering were Salomon Smith Barney Inc., FleetBoston Robertson Stephens Inc., Thomas Weisel Partners LLC and CIBC World Markets Corp. Aggregate gross proceeds from the offering were $56,000,000.

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $3.9 million and approximately $1.3 million in other expenses, for total expenses of approximately $5.2 million. After deducting expenses of the offering, we received net offering proceeds of approximately $50.8 million. The net proceeds were invested in short-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fiscal quarter ended September 30, 2000, we solicited written consent (effective July 21, 2000) from our preferred stockholders regarding the approval of the automatic conversion of all shares of preferred stock into common stock immediately prior to the closing of our initial public offering.

     During this quarter, we also solicited written consent (effective July 27, 2000) from our preferred stockholders regarding the approval of a waiver and amendment of the Amended and Restated Stockholders Agreement such that our initial public offering was considered for all purposes a "Qualified Public Offering" under the Amended and Restated Stockholders Agreement and our Restated Certificate of Incorporation.

Item 5.  Other Information

     On November 13, 2000, James M. LeJeal, a co-founder of Evoke Communications entered into an agreement to resign his position as Chief Operating Officer and as a board member to pursue other interests. Mr. LeJeal will remain with Evoke Communications through December 31, 2000 to ensure a proper and smooth transition. Paul Berberian, Evoke Communications, President and Chief Executive Officer, will oversee the management of the Company's operations.

Item 6.  Exhibits and Reports on Form 8-K

     (A.)   Exhibits

     27.1   Financial Data Schedule

     (B.)   Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EVOKE COMMUNICATIONS, INC.

Date:  November 14, 2000            By:  /s/  Terence G. Kawaja
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)