Form 10-K
period 2000-12-31
EVOKE COMMUNICATIONS INC
filed 2001-03-29
CIK 1046832

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 000-21751
                               -----------------

                           Evoke Communications, Inc.
                            (a Delaware Corporation)

                I.R.S. Employer Identification Number 84-1407805
                               1157 Century Drive
                           Louisville, Colorado 80027
                                 (800) 878-7326

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0015 Par Value Per Share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of the Common Stock held by nonaffiliates of the registrant, based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $60,293,186 as of March 15, 2001.

   As of March 15, 2001, the registrant had outstanding 47,251,025 shares of its common stock, $.0015 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

                           EVOKE COMMUNICATIONS, INC.

                           Annual Report on Form 10-K

                               December 31, 2000

                               TABLE OF CONTENTS

                                     PART I

                                                                                                  Page
                                                                                                  ----
Item   1  Business...............................................................................   3
Item   2  Properties.............................................................................  15
Item   3  Legal Proceedings......................................................................  16
Item   4  Submission of Matters to a Vote of Security Holders....................................  16
                                    PART II
Item   5  Market for Registrant's Common Equity and Related Stockholder Matters..................  17
Item   6  Selected Consolidated Financial Data...................................................  17
Item   7  Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
Item   7A Quantitative and Qualitative Disclosures About Market Risk.............................  34
Item   8  Consolidated Financial Statements and Supplementary Data...............................  34
Item   9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  34
                                    PART III
Item  10  Directors and Executive Officers of the Registrant.....................................  35
Item  11  Executive Compensation.................................................................  35
Item  12  Security Ownership of Certain Beneficial Owners and Management.........................  35
Item  13  Certain Relationships and Related Transactions.........................................  35
                                    PART IV
Item  14  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K...........  36

                                     PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the sections entitled "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and "Additional Risk Factors That May Affect Our Operating Results and the Market Price of our Common Stock."

ITEM 1.BUSINESS

Overview

   We provide Web and phone communication services that offer simple, reliable and cost-effective tools for everyday business meetings and events. Our business-to-business communication services are based on proprietary systems that integrate traditional telephony technology with powerful streaming media and Web collaboration tools. Our continuum of interactive services includes reservationless automated audio conferencing, Webconferencing for Web presentations and online controls, and Collaboration, which allows users to share applications, tour the Web and whiteboard ideas online. From a simple conference call to a fully collaborative online event, our customers can choose the best solution to meet their communication needs. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. With our services, users initiate, control and monitor live and recorded one-to-one, one-to-many and many-to-many communication events including everyday business meetings, sales presentations, employee training sessions and product demonstrations. We sell these services to large and medium-sized corporations in diverse vertical markets as well as to resellers of conferencing and communications services through our direct and indirect sales forces.

   We were incorporated in Delaware in April 1997. We first recorded revenues in 1998 and have incurred net losses since inception. We began offering our flagship Webconferencing service in April 1999 and our Collaboration service since our acquisition of Contigo Software, Inc. in June 2000. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.

Market Opportunity

   The Internet has emerged as a global medium for communication and commerce, enabling millions of individuals to communicate and conduct business electronically. Recent advances in voice over the Internet, streaming media, wireless application and content delivery technologies, as well as an improved Internet infrastructure, are contributing to the rapid evolution of the Internet into a dynamic communication medium that combines voice, video and data. According to International Data Corporation, the Internet telephony market is expected to grow from approximately $500 million in 1999 to approximately $12 billion in 2003. The Internet telephony market includes Internet long distance, voice-enabled e-commerce applications such as Web conferencing, and other enhanced services. Businesses seek to utilize the capabilities of the Internet to increase the efficiency of operations and enhance business interactions. The demand for Internet communication services is driven by the increasing globalization of operations, geographically-dispersed work teams, shared decision making, accelerated workforce training and increasing pressure to reduce operating costs. In addition, companies need simple and cost-effective services that facilitate the numerous ways businesses and their employees, customers and partners communicate and share information globally.

   Evolution of Traditional Conferencing Services to Web conferencing. In order to develop and maintain business relationships and expedite decision-making, companies have historically relied on in-person meetings and traditional conferencing technologies, such as telephone and video conferencing. The time and expense associated with business travel limit the frequency of in-person meetings and the associated opportunities to strengthen relationships and increase productivity. Traditional conferencing solutions often require advance scheduling, multiple operator interventions and, in some cases, the purchase of specialized software or equipment. Furthermore, current conferencing solutions generally do not incorporate the dynamic power and capabilities of the Internet to exchange voice, video and data. As a result, traditional conferencing solutions do not provide the same level of interaction as in-person meetings, and, therefore, their applications are limited. According to Wainhouse Research LLC, Web conferencing will be one of the high growth drivers for the conferencing services industry, resulting in a migration from largely operator-assisted conferences to a reservationless service over the next three years.

   Collaboration Services. Collaboration services enhance business communication through applications that facilitate interaction among participants, such as text chat, shared visuals, whiteboarding and Web touring. International Data Corporation estimates that the worldwide market for Web-based collaborative service and support will increase from approximately $14.5 billion in 1999 to approximately $42.8 billion in 2003. However, most current collaboration applications require a complex, proprietary software interface that is not available to all users. Industry analysts cite product complexity and the lack of a universal interface as major obstacles to the broader adoption of collaboration tools for communication over the Web. In addition, these emerging Web collaboration services are not fully integrated with existing communication technologies, such as teleconferencing, further limiting user adoption.

   Need for Integrated and Scalable Communication Services. Existing providers of standalone teleconferencing and Web collaboration services each address a discrete segment of the Internet communication services market. These standalone providers only serve niche markets and fail to integrate these technologies with others around a common interface to create a seamless, simple, cost-effective and reliable communication tool. We believe there is a significant opportunity for a solution integrating the Internet and phone to provide virtual meeting services and capitalize on the anticipated growth in demand for business-to-business communication services over the Internet.

Our Solution

   We have developed integrated Web and phone meeting services that provide real-time, interactive communications tools for businesses. These services allow users to communicate and exchange voice, video and data in a simple, cost-effective manner. Our continuum of services includes reservationless automated audio conferencing, Webconferencing for Web presentations and online controls, and Collaboration, which allows users to spontaneously share applications, tour the Web and whiteboard ideas online. Our proprietary architecture integrates Web-based communications technologies with traditional telephony, enabling us to offer seamless solutions from a simple reservationless audio conference call to a real-time interactive collaborative online event. With this continuum of services, we are able to meet the diverse communications needs of our business customers. The key benefits of our virtual meeting services solution include:

   Easy-to-Use, Powerful Communication Tools. Our services offer simple yet powerful functions to appeal to the broadest customer base. Their design incorporates input received from customer feedback and focus groups. To moderate or participate in a meeting using our services, our users only need a telephone and personal computer equipped with a standard Web browser and Internet connection. Our services do not require the implementation of specialized hardware or software. As a result, most Internet users can use our services even if they are behind a corporate firewall. With the click of a mouse a user can share desktop applications, tour the Web, whiteboard ideas online, or record a Web conference.

   Enhanced Functionality. Our communication services leverage the power of the Internet to increase a user's flexibility, interactivity and control as compared to more traditional methods of communication. A user of our Webconferencing service, for example, has the ability to record a voice and visual presentation, store the presentation, distribute it via email to a wide group and play back the presentation using advanced, yet easy-to-use, streaming technologies. Our systems also enable content to be transmitted securely over the Internet using encryption technology in order to maintain the confidentiality of content. Additionally, users of our Webconferencing service can control participant access and monitor participant behavior on the Internet for each communication event. For example, in a Webconference, users can call and add participants, mute individuals or the whole group, disconnect participants, lock the conference once all participants have joined, and view lists of both phone and Web participants. We provide our customers with real-time information, such as the number and identity of participants and the length of their participation, which is valuable for corporate training events and business meetings. Our Collaboration service offers interactive features, including:

  . Application Sharing, which enables moderators and participants to manipulate and view in real-time software applications running on their desktops;

  . Online Whiteboarding, which allows moderators to write or draw on a blank whiteboard with multiple drawing tools while participants simultaneously view these actions;

  . Web Touring, which provides users with the capability to guide meeting participants anywhere on the Web in a controlled manner;

  . Interactive Chat, which offers real-time text chat that can be viewed by all meeting participants or privately by a select few; and

  . Polling, which enables moderators to plan or conduct live polling during a presentation and publish results publicly or privately.

   Automated Services. Most of our services are fully automated and require no human intervention, although customer support is available upon request. Most competitive traditional teleconferencing service offerings require at least two human interactions for each communication event, such as an advance reservation and operator assistance. Our automated services allow us to handle high user volume, reduce human error and ultimately make the service easier to use, more reliable and cost-effective for our customers. We believe that the automation of our services provides us with a structural cost advantage over our competitors. In addition, our billing system is e-commerce enabled and can automatically charge a user after every Webconference. Additionally, our Webconferencing customers are automatically emailed an activity summary within minutes after every meeting.

   Significant Cost Saving Opportunities and Enhanced Productivity. Our services enable our business customers to achieve significant cost savings by reducing the need for expensive and time-consuming business travel or the purchase of complex and specialized software or equipment. We believe our customers can increase the quality and frequency of their business meetings and sales presentations using our Webconferencing and Collaboration services, thereby increasing productivity and strengthening business relationships. Additionally, because our services can be accessed and controlled from any telephone and any personal computer with an Internet connection, users of our services can moderate or attend meetings from anywhere in the world, further enhancing the efficiency and productivity of businesses.

   Reliable and Scalable Infrastructure. Since our services integrate traditional telephony technology with Internet communication technologies, we have designed our infrastructure to meet stringent telecommunication-grade reliability requirements. By designing our infrastructure in such a reliable fashion, our customers are able to depend on our services for their critical communication needs. For example, in the fourth quarter, our Webconferencing service experienced minimal service interruption for a 99.99% reliability rating. We believe this infrastructure reliability is a competitive advantage. We host our proprietary systems and services on our own servers located in our highly fault-tolerant data facilities. In addition, we have implemented alternative back-up systems to support the critical elements of our infrastructure, thereby minimizing service outages.Our systems are designed with large-scale capacity to meet the varying communication needs of our customers. Our Webconferences allow up to 96 phone participants and 1,000 Web participants and our Collaboration services is designed to handle up to 2,500 simultaneous participants. Our dynamic load balancing systems, which allow us to evenly distribute traffic across hundreds of Internet communication servers and telephony switches, enable us to increase capacity and meet growing customer demand.

Our Strategy

   Our mission is to be the leader in providing simple, reliable and scalable virtual meeting services. To achieve this objective, we intend to:

   Aggressively Sell Through Multiple Distribution Channels. Using both direct and indirect sales channels, we intend to aggressively sell our virtual meeting services to a broad range of business customers. Our direct sales force targets large and medium-sized businesses in diverse vertical markets, such as computer software, business services, manufacturing and financial services. Our indirect sales efforts focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. We also recently instituted a sales agency strategy that expands the size and geographic reach of our sales efforts. In addition to driving revenue growth by adding new customers through direct and indirect sales efforts, positive user experiences with our services result in both an increase in the number of users in an organization as well as usage of our services by existing users. We attribute this increase to the viral nature of our services.

   Increase Usage of our Services in Existing Customer Accounts. Our services are typically adopted on a department-basis by our customers. We intend to increase usage of our services from existing customers by demonstrating that our services can be used for a broad range of communication needs, such as everyday business meetings on the phone, real-time product demonstrations and large-scale training sessions on the Web. By promoting our continuum of services, not only can we penetrate additional departments of our customers' enterprises but also increase utilization of our services by existing users. In addition, our continuum of services allows us to attract users with our basic services and migrate them to more advanced Web-based services as their communication needs and levels of sophistication evolve. We actively exploit opportunities to convert inactive users into active users based on usage patterns. Furthermore, by providing excellent customer service, we intend to maintain high customer retention rates.

   Leverage Proprietary Systems to Quickly Develop Innovative Services and Enhancements. Since inception, we have invested substantial resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate customer requirements and changes in the marketplace. We believe our proprietary systems give us a significant competitive advantage by allowing us to quickly and reliably develop new services and enhance existing services based on evolving market needs. As new technologies emerge, we intend to integrate them into our services by utilizing our underlying proprietary systems. As a result, we expect to continue to invest significant resources on our research and development activities with the objective of making our services simple and easy to use.

   Expand Our Infrastructure and Capacity. Our current technology platform integrates telephony and Internet communications technologies to support thousands of simultaneous communication events and hundreds of thousands of meeting minutes per day. We plan to expand our telephony, Internet and hardware infrastructure and capacity in advance of customer demand and in anticipation of new services and enhancements. This strategy will enable our sales and business development staff to rapidly grow our customer and strategic partner base without the constraints of operational limitations. In addition, by maintaining redundant systems, we minimize the likelihood of a service outage that could adversely impact our customer base.

   Expand through Strategic Acquisitions and Partnerships. We may pursue acquisitions of complementary businesses, technologies, services or products, and distribution channels to expand our leadership position in the Web conferencing and collaboration market. In addition, we intend to seek strategic relationships that will enhance our service offerings, technology, infrastructure and distribution channels. There are many opportunities for these transactions in our marketplace and we will pursue those relationships that we believe add strategic value to our business.

Current Service Offerings

 Webconferencing

   Webconferencing, our flagship service, is an automated Web and phone conferencing service that combines the reliability and universal availability of traditional telephone conferencing services with simple Web presentations and controls. This service allows meeting moderators to initiate a conference call at any time by using a dedicated toll-free number and moderator ID number. We offer Webconferencing users competitively priced services with reliability and ease of use to support everyday business meetings. Our Webconferencing service allows up to three types of participants:

  .  phone only participants who listen and talk via the phone;

  . phone and Web participants who listen and talk via the phone and view visuals and interact via a Web browser; and

  . Web only participants who listen via streaming audio and view visuals and interact via a Web browser.

   We charge our Webconferencing customers a per-minute fee based on each phone participant's actual time on the conference. Similarly, a customer is charged a per-minute fee for each Web participant listening to and viewing a live or recorded Web cast. Additionally, customers are charged a one-time fee to upload visuals for a Web conference or a recorded Web cast. Webconferencing offers users the following benefits:

  . Instant Automated Access. Conference moderators can initiate a conference at any time using their unique conference ID and PIN code, without a reservation or operator assistance. To establish a conference, a meeting moderator simply gives their participants the designated toll-free telephone number and their conference ID number. If a Web presentation will be shown, meeting moderators also give their participants our Web address. Participants log into the Web using the same conference ID number used to enter the conference on the phone. No reservation or operator assistance is required for conferences with less than 96 phone only participants, although operator assistance is available upon request. By removing the reservation and operator-intensive process of traditional conferencing services, our Webconferencing service gives users complete control of their everyday meetings.

  . Enhanced Functionality through Telephone or Web-Enabled Interface. In addition to reservationless, automated access to our Webconferencing service, meeting moderators can take advantage of enhanced conference control features to facilitate more efficient and effective meetings. Using simple phone commands, moderators can: call and add participants; lock the conference for security; allow the conference to continue once the meeting moderator disconnects; mute and unmute individuals or the whole group; count the number of participants; and request an operator. In addition, conference moderators have the ability to control and monitor their Webconferences through a simple Web interface. In addition to performing all the standard conference functions listed above, on the Web, meeting moderators can disconnect participants and view lists of both phone and Web participants, including information on whether the participant joined over the phone or Web and whether the participant is muted. Immediately after their conference has ended, users receive an email summary outlining their conference activity and receive a link to view online reporting, which can be customized for each customer's requirements.

  . Shared Online Visuals. With our Webconferencing service, moderators are able to guide participants through a controlled online presentation while interacting with participants over the phone. By uploading and sharing a visual presentation, such as Microsoft PowerPoint slides, online with conference participants, moderators are able to present charts and graphs without having to email their presentations in advance and rely on participants to follow along.

  . Live and Recorded Web Casting. Our live and recorded Web casting lets meeting moderators extend the reach of their conference by streaming their phone conference and synchronized slide presentations over the Web. Web casts can be executed live for press conferences or announcements, or can be recorded and made available to an unlimited number of participants. Thousands of individuals can listen to the conference and view online presentations using a standard media player and an Internet connection of 28.8 kbps or greater. Businesses may record training presentations to view over time or may make presentations of new products, services or policies to a global workforce available for viewing online at the audience's convenience. This one-time recording process saves businesses the time and expense associated with the mass production and distribution of videotapes.

  . Mobile Access. Users of our Mobile Webconferencing service can initiate a conference, operate conferencing controls and initiate a Web cast through a Palm V handheld device with a wireless modem or Palm VII handheld device. Our Mobile Webconferencing service allows moderators to: choose phone numbers from an existing address book to dial conference participants; mute and unmute individual participants or the whole group; lock the conference for privacy; view lists of both phone and Web participants, including information on whether the participant joined over the phone or Web and whether the participant is muted; invite participants to join the conference via email; and instantly create a live or recorded Web cast of the meeting.

  . Security. Our Webconferencing service is configured to operate in a secure socket layer, or SSL, environment with 128-bit encryption, which is the same standard that online brokerages and banks traditionally use to secure user transactions. In addition, meeting moderators have the ability to further ensure and monitor the security of their meetings using several security features, including PIN codes, distinct audio tones when a participant enters or exits, conference lock to prevent additional participants from entering and a participant count feature.

  . Universal Billing. Our Webconferencing customers receive a single bill that aggregates all account activity, regardless of the features used, and can request customized invoices based on user, features or location. Additionally, because our billing system is e-commerce enabled, customers can automatically charge each Webconference to their credit card.

  . Cost-Effective. Our Webconferencing customers pay only for the time that they and their participants actually use. In addition, we believe that we enjoy a structural cost advantage over our competitors by automating our services. The automation of our Webconferencing service eliminates traditional conferencing expenses such as operator assistance and advance reservations. Users of our Webconferencing service can also take advantage of our Web casting feature to reach large numbers of participants with greater functionality than traditional telephone conferencing services.

  . Reliability. We have designed our facilities and infrastructure to incorporate the scalability and reliability required to meet the critical communication needs of our customers. We incorporate telecommunication-grade reliability standards into our Internet communication technologies and design our infrastructure to accommodate more participants and usage than we expect. Additionally, we offer our Webconferencing users operator assistance and customer support 24 hours a day and seven days a week.

 Collaboration

   Collaboration is our advanced online meeting service that enables real-time interaction and collaboration of data over the Web by meeting participants. While interacting online, Collaboration users can simultaneously leverage our audio conferencing services to effectively facilitate their Web presentations. We generally charge Collaboration customers fees based on the number of concurrent users in addition to event fees. Our Collaboration service provides our customers with the following benefits:

  . Real-Time Participant Interaction. Our Collaboration service allows meeting moderators to control the involvement of their participants using several tools for participant interactivity. Moderators can use arrows, color or highlighting to keep attendees engaged in the presentation as well as share control of the meeting by enabling any number of participants with the moderator controls. The following advanced features further offer real-time participant interaction.

    . Application Sharing allows moderators and participants to share desktop applications, such as Microsoft Word or Excel, in real-time, even if participants do not have the application themselves;

    . Online Whiteboarding allows moderators to write or draw in real-time on a blank whiteboard with multiple drawing tools while participants simultaneously view these actions;

    . Web Touring allows moderators to guide participants anywhere on the Web in a controlled setting with built-in "click-away' prevention;

    . Interactive Chat offers real-time text chat that can be viewed by all meeting participants or privately by a select few; and

    . Polling, which enables moderators to plan or conduct live polling during a presentation and publish results publicly or privately.

  . Customization. Our customers can customize their Collaboration interface to reflect their own corporate branding of images, colors, text and logos. Additionally, our customers can use our service to create their own branded meeting interface and integrate our Collaboration service into their own Web site for corporate activities, such as internal communications, training sessions or corporate announcements.

  . Shared Presenter Controls. Our Collaboration service provides flexibility for remote presentations, meetings and training by allowing multiple moderators in different locations to share control of the conference. Collaboration moderators have the ability to promote any number of participants from the same or dispersed locations to moderator status simultaneously during a live event.

  . Recorded Web Casting. Our meeting moderators can extend the reach of their conference by recording their online presentations and providing it to unlimited numbers of participants for later viewing. Thousands of individuals can listen to the conference and view online presentations using a Java media player and an Internet connection of 28.8 kbps or greater. This one-time recording process saves businesses the time and expense associated with the mass production and distribution of videotapes.

  . Account Management. Collaboration customers can easily administer their account, update presentations, store documents, view reports and set preferences. In addition, Collaboration allows meeting moderators to capture data about participants, including contact information for sales force lead generation, customer and prospect feedback from surveys and polling questions.

  . Universal Billing. Collaboration customers receive a single bill that aggregates all account activity, regardless of the features used, and can request customized invoices based on user, features or location. Our Collaboration system generates detailed conference log files and billing reports and allows meeting moderators to conduct account maintenance through a single Web management console.

Future Service Offerings

   We intend to leverage the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services. Although we intend to maintain easy-to-use, functional communication tools, we also recognize that the needs of our customers vary widely. By developing and offering a range of services, we will have an opportunity to migrate users of our basic services to more advanced services as their needs and levels of sophistication change. We plan to pursue the following service offerings:

  . Web and Desktop Application Integration. We are working on Web and desktop integration of our Webconferencing service that would enable users to schedule and initiate a conference through standard organizer applications, such as address books or calendars.

  . Advanced Web Collaboration. We intend to integrate our advanced Web collaboration technologies, such as whiteboarding, text chat, application sharing, Web touring, polling, lead generation tools and shared presenter controls, into a high-end version of our Webconferencing service targeted to the advanced user.

  . Enhanced Functionality Based on Customer Needs. We will continue to gather feedback from our prospective and existing customers in order to develop simple and usable features that meet our customers' needs for everyday business communications.

Customers

   We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. As of December 31, 2000, we had 1,618 revenue generating customers. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. As of December 31, 2000, we have established over 90 indirect relationships. No customer accounted for more than 10% of our revenues for the year ended December 31, 2000.

   The following is a list of our top direct customers of our Webconferencing and Collabortion services as of December 31, 2000 based on revenue in 2000 in each of the vertical markets listed below:

 Business Services                Financial Services              Software & Hardware
 -----------------                ------------------              -------------------
 Interliant                       H&R Block                       Ariba
 Franklin Covey                   Charles Schwab                  Oracle
 Mentor Graphics                  Zions Bank                      Retek Information Systems
 HQ Global Workforces             Marquette Financial Companies   ProAct Technologies Corp
 Daou Systems                     American Century Investments    Foundry Networks
 Alliente                         Softbank                        Cisco Systems
 Precision Response Corporation                                   EXE Technologies
 Peppers & Rogers Group                                           ART Technology Group
 Advantage Sales and Marketing                                    Corporate Software
 CLW Real Estate Services Group                                   TechRx
 Appgenesys                                                       Wireless Knowledge
 Internet                         Manufacturing
 --------                         -------------
 Excite@home                      Federal Mogul
 Ask Jeeves                       Flowserve
 eBay                             Cabot Corporation
 Agilera.com                      Ericsson
 Brassring, Inc.                  Babbage's Etc.
                                  Honeywell
                                  Sanmina

 Technology                       Telecom
 ----------                       -------
 Teletech                         Level 3 Communications
 Onyx                             Cox Communications
 XML Solutions Corporation        Espire
 Iomega Corporation               Yipes Communications
 Sabre                            Colo.com
 Celestica                        Advanced TeleCom Group
 Citrix

Technology

   Our reliable and scalable telephony and Internet infrastructure forms the basis of our continuum of communication services. Over the last three years, we have invested substantial human and capital resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our layered approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate changes in the marketplace. We believe this gives us a significant competitive advantage by allowing us to quickly and reliably develop new services and enhance our existing services based on evolving market needs. We believe that our technological resources give us the following competitive advantages:

  . the ability to identify new and enhance existing Web conferencing and collaboration services;

  . the ability to build integrated applications by combining traditional telephony and Internet communication technologies; and

  . the ability to build a reliable and scalable communication infrastructure.

   The following chart illustrates our layered approach to building and integrating applications:

[Pictured here is a graphic with four rows. The bottom row is titled "Infrastructure" and contains the words "Telephony," "Fiber," "Internet Access," "Storage," "Servers," and "Facilities." The next row is titled "Technologies" and contains the words "Video Streaming," "Audio Streaming," "Wireless Web" and "Web Collaboration." The next row is titled "Proprietary Systems" and contains the words "Automated Billing," "Fraud Detection," "Automated Reporting," "Content Management," "Automated Transaction Management," "Call Routing," "Telephony and Internet Integration," and "Dynamic Load Balancing." The top row is entitled "Proprietary Applications" and contains the words "Webconferencing" and "Collaboration."]

   Reliability of Infrastructure. Each of our services resides on a common infrastructure that is built to a high level of fault tolerance and reliability. We maintain our own telecommunication-grade data facilities and production servers in Louisville and Boulder, Colorado. These facilities are interconnected to each other and to our telephony and Internet service providers through three independent fiber optic providers on four diverse routes. Our connection to the public telephony network and to our Internet service providers occur in geographically diverse cities to provide maximum fault tolerance to network outages. Our high-speed data centers are based on fully-switched, high bandwidth gigabit network hardware. Our services are built on a complement of servers running Linux, Solaris and Microsoft operating systems. Telephony connectivity is provided through hardware purchased from various vendors. Data related to the execution of our services is generally stored on fault tolerant enterprise storage systems and is regularly backed up using enterprise tape systems. Our data facilities have backup power systems, redundant cooling systems, computer room fire suppression systems and sophisticated security systems.

   Technologies. We continuously evaluate new technologies, determine if they will be beneficial to our users and build systems and software that assist us in their management and integration into Web-based applications. In cases where no existing technology meets our needs, we develop our own solution or modify an existing technology. We believe that by developing proprietary systems and applications on top of new and existing technologies, we can leverage the benefits of emerging technologies and rapidly integrate these technologies into our services. We purchase telephony hardware that allows us to bridge multiple telephone lines onto a single call. We purchase other telephony hardware to provide customized telephony applications. Our Webconferencing service is built by us internally and uses hardware that we purchase from a sole supplier. Our Mobile Webconferencing service is built in-house and operable with technologies readily available from certain vendors. We acquired the technology that enables our Collaboration service through our acquisition of Contigo Software in June 2000, and we are building internally significant enhancements to this service. Our database architecture is based on the Oracle 8i database that provides us with standby database access in the event of system failure.

   Proprietary Systems. Our systems are the central hub of our services, linking together disparate communication technologies with applications in an integrated manner. This enables us to share technologies across multiple services to quickly develop and enhance applications. Universal functions like our billing system need only be created once, yet all applications can operate using the same billing structure. This layer of our chart represents the majority of our proprietary software development and consists of functions such as automated billing and reporting, security, transaction management, content management, call routing, fraud detection and the integration of our services on a Web interface. Our dynamic load balancing systems evenly distribute traffic across hundreds of Internet communication servers and telephony switches, enabling us to increase capacity and meet growing customer demand. We believe our proprietary systems make otherwise incompatible emerging technologies work seamlessly together by allowing us to manage them effectively.

Research and Development

   Our research and development efforts are currently focused on improving the functionality and performance of our existing services as well as developing new services and enhancements to meet the changing needs of our diverse customer base. Our research and development organization is comprised of the following groups:

  . The database and transaction group focuses on billing and reporting systems as well as maintaining a record of every communication event that happens within our systems.

  . The server group focuses on developing, integrating and implementing server-based technologies used in our solutions.

  . The application group focuses on building easy-to-use interfaces for users to control our services.

  . The advanced technology group researches new technologies for potential integration into our service offerings.

  . The application test group is responsible for testing our complex systems before they are deployed into our operational environment.

  . The operations engineering group is responsible for maintaining all deployed systems as well as performing routine upgrades and bug fixes.

   We devote a substantial portion of our resources to developing new services and features, enhancing existing services, expanding and improving the Internet and telephony technologies we use and strengthening our technological expertise. We believe our success will depend, in part, on our ability to develop and introduce new services and enhancements to our existing services. We have made, and expect to continue to make, significant investments in research and development. We expensed approximately $0.8 million, $1.0 million and $8.0 million related to research and development activities in the years ended December 31, 1998, December 31, 1999 and December 31, 2000, respectively. We intend to devote substantial resources to research and development for the next several years. As of March 15, 2001, we had 38 full-time engineers and developers engaged in research and development activities.

Sales and Marketing

   Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 15, 2001, we had 87 full-time employees engaged in sales and marketing. The following segments outline our direct and indirect sales initiatives:

  . Direct Sales Force. Our direct sales force targets our services primarily to large and medium-sized corporations in diverse vertical markets, such as computer software, business services, manufacturing and financial services, with a proven need for business communication services. Our direct sales force is geographically based and as of March 15, 2001 consisted of 73 employees operating in 13 states. A significant percentage of our sales compensation is commission based.

  . Indirect Sales. Our indirect sales objective is to develop alternative distribution channels for the sale of our services. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. We private label or co-brand our services for these partners depending on their requirements. In addition, we recently instituted a sales agency strategy that expands the size and geographic reach of our sales efforts. We also partner with companies to resell our services through their Web sites, co-branded Web sites or to include our services in their product offerings. These indirect sales channels allow us to extend our reach to businesses of all sizes.

  . E-commerce. The majority of our services can be purchased and delivered directly though our Web site. Our Web site provides us with a low-cost, globally accessible sales channel that is available 24 hours a day, seven days a week.

   Marketing. We focus our marketing efforts on aggressive direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales teams, educate existing customers in order to encourage increased usage of our services and seek customer feedback to enhance our service functionality. Our marketing programs include:

  . Direct Marketing. Our direct marketing team generates qualified leads through direct mail, email and telemarketing campaigns aimed at our target users. We seek to shorten the sales cycle by targeting prospects and initiating contact through strategic direct marketing programs.

  . Customer Relationship Management. Our communication initiatives are aimed at maintaining positive relationships with our existing customer base. This includes maintaining contact with customers through newsletters, training initiatives, promotions and incentives to increase the use of our services.

  . Public Relations. Our public relations initiatives aim to widen public recognition of our service offering by highlighting important technical developments, service offerings, awards, strategic partnerships and company milestones. We seek to enhance our position in our industry through active participation in industry trade shows, conferences and speaking engagements.

  . Viral Marketing. Our sales and marketing strategy is reinforced by the viral nature of our services as new users are exposed to our services through their participation in meetings that use our services. This enables our services to reach a broad base of users in a manner more cost-effective than typical advertising.

  . Product Management. Our product management group is responsible for managing the product life cycle from conception to launch. They conduct market and competitive analyses and incorporate customer feedback to strategically develop our services. This group oversees product launches and translates our technical service capabilities into marketable tools for everyday business communications.

Customer Service

   We offer customer support and operator assistance 24 hours a day, seven days a week. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our

Webconferencing users can request operator help directly from their conference with the click of a mouse on their computer or the tap of a button on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, user and quick reference guides hosted on our Web site. As of March 15, 2001, we had 39 full-time technical and customer support representatives to respond to customer requests for support.

   Most of our requests for customer support involve browser settings or user error and can be addressed during an operations technician's initial contact with a customer. If the problem cannot be solved immediately, our development operations group addresses the technical issues and informs the account development representative of the customer's difficulties. Once the issue is identified and a timeline for a solution is determined, our client services representative contacts the customer with the resolution plan.

Competition

   The market for Web conferencing and collaboration services is relatively new, rapidly evolving and intensely competitive. As the market for these services evolves, more companies will enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify and may result in price reductions, reduced sales and margins, loss of market share and reduced acceptance of our services.

   We believe that the primary competitive factors in the Internet communication services market include:

  .  ease of use of services and breadth of features;

  .  quality and reliability of communication services;

  .  pricing;

  .  quality of customer service;

  .  brand identity;

  .  compatibility with new and existing communication formats;

  . access to and penetration of distribution channels necessary to achieve broad distribution;

  . ability to develop and support secure formats for communication delivery;

  .  scalability of communication services; and

  . challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

   Although we believe our services currently compete favorably with respect to these factors, our failure to adequately address any of the above factors could harm our competitive position.

   We are an integrated provider of Web conferencing and collaboration services. As such, we compete with standalone providers of traditional teleconferencing, Web conferencing and Web collaboration services. Some of our current competitors have entered and expanded, and other competitors or potential competitors may enter or expand their positions in the Web conferencing and collaboration services market by acquiring one of our existing or potential competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. These companies could possess large and established customer bases, substantial financial resources and established distribution channels that could significantly harm our ability to compete.

   In the traditional teleconferencing market, our principal competitors include AT&T, Global Crossing, MCI WorldCom and Sprint. These companies currently offer teleconferencing services as part of a bundled telecommunications offering, which may include video and data conferencing services and other Web collaboration services. We also compete with traditional operator-assisted conferencing providers, such as Conference Plus, Genesys, Intercall and Premier Conferencing. In addition, we compete with resellers of Web conferencing. In the collaboration services market our principal competitors include Centra Software, PlaceWare, and WebEx. Some of these competitors offer collaboration services and software with a broader set of features than we currently offer and may integrate teleconferencing services into their collaboration offerings through strategic partnerships with traditional teleconferencing providers. We also compete with resellers of collaboration services. In addition, some streaming providers have announced their intention to provide Web conferencing services in addition to their streaming services. There are also a number of software and distance learning companies that may enter the Web conferencing and collaboration services market.

Intellectual Property

   The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have one issued patent that we acquired in connection with our acquisition of Contigo. This patent relates to the collaborative Web touring feature of our Web collaboration service. As a result of the Contigo acquisition we also acquired rights to four pending patent applications. These applications relate to additional aspects of our Collaboration service. In addition, we recently filed a patent application that combines our previously filed provisional patent applications. This application relates to certain aspects of our Webconferencing service. Our current and future patent applications may fail to result in any patents being issued. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing any of our intellectual property rights.

   To protect our proprietary rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services. Policing unauthorized use of our proprietary information is difficult. Each trademark, trade name or service mark appearing in this report belongs to its holder.

Employees

   As of December 31, 2000, we employed 327 people. The employees included 39 in general and administrative functions, 48 in operations, 167 in sales and marketing and 76 in research and development. As a result of our restructuring in January 2001, we made significant changes to our operations, including a reduction in our employee base, and as of March 15, 2001, we employed 194 people, 31 of which were in general and administrative functions, 39 of which were in operations, 87 of which were in sales and marketing and 38 of which were in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

ITEM 2.PROPERTIES

   Our principal executive office is located in Louisville, Colorado where we lease 40,000 square feet of space from a company controlled by Paul Berberian, our chairman of the board, chief executive officer and president, James LeJeal, our former chief operating officer and director, and Byron Chrisman, one of our former directors. See "Certain Transactions--Leases" for more information on this lease. We also lease 4,000 square feet of space in Boulder, Colorado under a lease that expires in May 2002. Additionally, the company leases office space for current or former satellite sales offices that are typically less than 3,000 square feet in ten other states, three of which the company intends to keep for existing satellite sales offices and the remainder of which the company intends to sublease. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3.LEGAL PROCEEDINGS

   From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. On March 17, 2000, Evoke Software Corporation, a California corporation, filed a claim against us in the United States District Court for the Northern District of California, alleging trademark and service mark infringement, among other claims, such as trademark and service mark dilution and unfair competition. Evoke Software sought punitive and compensatory damages, an injunction barring us from continuing to use the brand Evoke and attorneys' fees and costs. On January 16, 2001, we settled this lawsuit, and the suit was dismissed with prejudice. Expenses related to the litigation are not considered to be significant to our results of operations or liquidity. As part of the settlement, we will change our name and will discontinue the use of the trademark Evoke. We will spend resources to promote our new name and trademark, and there are no assurances that a new name will achieve goodwill or be immune from challenge from third parties. We are not currently involved in any material legal proceedings.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock commenced trading on The Nasdaq National Market under the trading symbol EVOK on July 25, 2000. The price for the common stock as of the close of business on March 15, 2001 was $2.44 per share. As of March 15, 2001, we had approximately 311 stockholders of record.

   The following table sets forth the high and low sales prices per share of our common stock for the periods indicated:

                                                                    High   Low
                                                                   ------ -----
2000:
Third Quarter (from July 25, 2000)................................ $11.00 $5.03
Fourth Quarter.................................................... $ 5.94 $1.38
2001:
First Quarter (through March 15, 2001)............................ $ 2.50 $1.06

   We have never paid any cash dividends on our common stock. We intend to retain all earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

   The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as announcements of technological innovations or new products by us or our competitors, market conditions in the software or Internet infrastructure industries and quarterly fluctuations in our operating results may have a significant adverse effect on the market price of common stock.

   In the fourth quarter of 2000, we issued to employees options to purchase 1,721,069 shares of common stock at an average exercise price of $2.78 per share. These securities were issued under Rule 701 of the Securities Act of 1933.

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

   We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $3.9 million and approximately $1.8 million in other expenses, for total expenses of approximately $5.7 million. After deducting expenses of the offering, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $7.0 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

   No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended
December 31, 2000, and the balance sheet data at December 31, 1999 and 2000 are derived from our financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The statement of operations data for the period from inception (April 17, 1997) to December 31, 1997 and the balance sheet data at December 31, 1997 and 1998 are derived from our audited financial statements, which have been audited by KPMG LLP and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. Historical results are not necessarily indicative of the results to be expected in the future.

                               Period from
                                Inception
                             (April 17, 1997)  Years Ended December 31,
                             to December 31,  -----------------------------
                                   1997        1998      1999       2000
                             ---------------- -------  ---------  ---------
                                  (in thousands, except per share data)
Statement of Operations
 Data:
Revenue....................       $   --      $   675  $   2,246  $  18,022
Cost of revenue............          106          796      3,368     16,144
                                  ------      -------  ---------  ---------
Gross profit (loss)........         (106)        (121)    (1,122)     1,878
                                  ------      -------  ---------  ---------
Operating expenses:
  Sales and marketing......           69        1,804      7,007     53,169
  Research and
   development.............          363          780      1,006      8,011
  General and
   administrative..........          226          789      1,821      8,441
  Stock based compensation
   expense.................           --           --      2,485      8,383
  Amortization of goodwill
   and other intangible
   assets..................           --           --         --     14,534
  Restructuring charges,
   severance obligations
   and litigation related
   expenses................           --           --         --     11,133
                                  ------      -------  ---------  ---------
   Total operating
    expenses...............          658        3,373     12,319    103,671
                                  ------      -------  ---------  ---------
   Loss from operations....         (764)      (3,494)   (13,441) (101,793)
Interest income, net.......           15          221        400      3,247
Other income (expense),
 net.......................           --            1         (6)      (207)
                                  ------      -------  ---------  ---------
   Net loss................         (749)      (3,272)   (13,047)   (98,753)
Preferred stock dividends
 and accretion to preferred
 stock redemption value....           --           --    100,000      1,725
                                  ------      -------  ---------  ---------
Net loss attributable to
 common stockholders.......       $ (749)     $(3,272) $(113,047) $(100,478)
                                  ======      =======  =========  =========
Basic and diluted loss per
 share.....................       $(4.42)     $(10.29) $ (259.44) $   (4.69)
                                  ======      =======  =========  =========
Shares used in computing
 loss per share--basic
 and diluted...............          170          318        436     21,443

                                                  As of December 31,
                                            ----------------------------------
                                            1997    1998      1999      2000
                                            -----  -------  --------  --------
                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents.................. $ 434  $ 1,222  $ 89,234  $ 43,311
Investments................................    --    4,951        --       196
Working capital............................   335    5,631    79,989    38,871
Total assets............................... 1,054    8,755   110,408   158,824
Long-term debt, less current portion.......    --       --     2,260       810
Restructuring reserve, less current
 portion...................................    --       --        --     2,952
Redeemable convertible preferred stock and
 warrants.................................. 1,064   11,347   111,322        --
Total stockholders' equity (deficit).......  (199)  (3,469)  (13,932)  141,710

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report on Form 10-K contains forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our consolidated financial statements and related notes that begin on page F-1.

Overview

   We provide Web and phone communication services that offer simple, reliable and cost-effective tools for everyday business meetings and events. As part of our restructuring announced in January 2001, we intend to focus our resources on our highest-revenue generating services and core competencies, Webconferencing and Collaboration. These services offer a continuum of real-time, interactive communications tools for businesses, including automated audio conferencing, Webconferencing for Web presentations and online controls, and Collaboration, which allows users to share applications, tour the Web and whiteboard ideas online. Our business model is largely usage-based, which generally means that our customers only pay for the services they use. We sell these services to large and medium-sized corporations in various vertical markets as well as to resellers of conferencing and communications services through our direct and indirect sales forces.

   We have incurred losses since commencing operations and, as of December 31, 2000, we had an accumulated deficit of $115.8 million. Our net loss was $6.4 million and $33.3 million for the three months ended December 31, 1999 and 2000, respectively, and $13.0 million and $98.8 million for the year ended December 31, 1999 and 2000, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary systems and services, expand our infrastructure, and increase our sales efforts. We expect to continue to incur losses at least through 2002, particularly due to the large amount of goodwill amortization we will record over the next three years. We will need to generate significantly higher revenue to support expected expenses and to achieve and sustain profitability.

   On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations for the year ended December 31, 2000. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill and other intangible assets in the quarter ending June 30, 2000, which we will amortize over a period of three years. In December 2000, we sold Contigo UK Ltd., a wholly owned subsidiary of Contigo, to Evoke Communications, B.V., our unconsolidated joint venture, for approximately $317,000. The sale price plus net liabilities of approximately $808,000, was recorded as a reduction to the previously recorded goodwill. For the year ended December 31, 2000, amortization expense pertaining to goodwill and other intangible assets was $14.5 million. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off.

   Prior to our restructuring in January 2001, we derived revenue from services other than our Webconferencing and Collaboration services, including our Webcasting and Talking Email services. In 2001 and in the foreseeable future, we expect that substantially all of our revenue will be attributable to our Webconferencing and Collaboration services. The following describes how we recognize revenue for the services that we offered in 2000.

 . Webconferencing Revenue. Revenue for our Webconferencing service is based upon the actual time that each participant is logged onto the conference. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded Web cast. In addition, we charge customers a one-time fee to upload visuals for a Web conference or a recorded Web cast. We recognize revenue from our Webconferencing services as soon as a call or Web cast is completed.

  . Collaboration Revenue. Revenue for our Collaboration service is derived from either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements.

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

   Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. Since our infrastructure build-out is nearing completion, we expect a decreasing need for large-scale capital expenditures, thereby reducing the increases in depreciation, Internet access and bandwidth expenses over time. Once completed, we expect our capacity and infrastructure will accommodate our revenue projections through the second quarter of 2002.

   We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, consulting fees, remote sales offices expenses, advertising and promotion expenses and allocated overhead. In the fourth quarter of 2000 we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices and, as a result, we expect sales and marketing expenses to decrease in the near term.

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

   We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees in addition to other general corporate expenses. We expect general and administrative expenses to increase in terms of absolute dollars, however, decrease as a percentage of revenue over time.

   Amortization of intangible assets consists of amortization of intangible assets acquired in business combinations, including goodwill. In connection with the Contigo acquisition, we expect amortization expense for the next three fiscal years as follows (in thousands):

             Year Ended December 31,                 Amortization Expense
             -----------------------                 --------------------
                 2001...............................   $26,504
                 2002...............................   $26,504
                 2003...............................   $12,149

   Since our inception, we have used stock based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the year ended December 31, 2000 we recorded $9.1 million of deferred stock option compensation, net of forfeitures and we expensed $8.4 million related to stock based compensation. Stock based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock based compensation expense, net of anticipated forfeitures in the first quarter of 2001, of approximately $2.2 million in 2001, $2.5 million in 2002, $1.8 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded through December 31, 2000 under our stock compensation plans.

   We evaluate operating performance based on several factors, including our primary financial measure of loss before noncash amortization of intangible assets and charges. Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, the effects of changes in stock based compensation and the use of the equity method of accounting utilized for unconsolidated joint ventures.

   The calculation of loss per share before amortization and charges, which excludes preferred stock dividends and accretion, is as follows:

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1999         2000
                                                     -----------  -----------
Net loss............................................ $(13,047)       $(98,753)
Add: Amortization of goodwill and other intangible
 assets.............................................          --       14,534
Add: Stock based compensation expense...............       2,484        8,383
Add: Equity in loss of unconsolidated joint
 venture............................................          --          181
                                                     -----------  -----------
Loss before amortization and charges................    $(10,563)    $(75,655)
                                                     ===========  ===========

   Loss before amortization and charges should be considered in addition to, not as a substitute for, net loss attributable to common stockholders and other measures of financial performance reported in accordance with generally accepted accounting principles. Loss before amortization and charges is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates certain non-cash charges to earnings. However, loss before amortization and charges as used by us may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenue. Total revenue increased by $15.8 million from $2.2 million for the year ended December 31, 1999 to $18.0 million for the year ended December 31, 2000. The increase was primarily due to increased customer account penetration and the addition of new customers of our Webconferencing service. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Collaboration service beginning in June 2000. The remainder of the increase is explained by increased usage of our Webcasting service and revenue attributable to our Talking Email service. Our customer concentrations decreased, as no single customer accounted for greater than 10% of our revenue for the year ended December 31, 2000.

   Cost of Revenue. Cost of revenue increased $12.8 million from $3.4 million for the year ended December 31, 1999 to $16.1 million for the year ended December 31, 2000. Depreciation expense increased $5.0 million for the year ended December 31, 2000 over 1999 as we built out our data operation centers in both Boulder and Louisville, Colorado. Telecommunication costs and Internet access costs increased $5.1 million for the year ended December 31, 2000 over 1999 as we incurred phone charges consistent with increased use of our Webconferencing service and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $1.3 million for the year ended December 31, 2000 over 1999 as we hired technical support, consulting and training personnel to provide support services to our customers. Maintenance expense increased $1.1 million for the year ended December 31, 2000 over 1999 due primarily to maintenance agreements that cover equipment located in our data operation facility. For the year ended December 31, 2000 we recorded our first positive gross profit, which is attributable to the higher revenue and growing operating leverage in our business model.

   Sales and Marketing. Sales and marketing expense increased $46.2 million from $7.0 million for the year ended December 31, 1999 to $53.2 million for the year ended December 31, 2000. Expenses related to advertising and promotion increased $23.7 million for the year ended December 31, 2000 over 1999 as we focused on creating brand awareness, which included advertising and promotional programs with partners. Additionally, for the year ended December 31, 2000, $14.0 million of the increase in sales and marketing expense is attributable to personnel and payroll related expenses for additional sales and marketing personnel that we hired to expand our sales and distribution network. The remainder of the increase is due to an increase in office rent, allocated depreciation, trade show related expenditures and an overall increase in expenditures that were necessary to support the increase in sales and marketing personnel in 2000.

   Research and Development. Research and development expense increased $7.0 million from $1.0 million for the year ended December 31, 1999 to $8.0 million for the year ended December 31, 2000. The increase was primarily related to personnel and payroll related expenses resulting from an increase in headcount and, to a lesser extent, consulting fees and allocated depreciation.

   General and Administrative. General and administrative expense increased $6.6 million from $1.8 million for the year ended December 31, 1999 to $8.4 million for the year ended December 31, 2000. The increase is primarily due to an increase in professional fees, particularly legal fees and expenses related to our recently settled trademark dispute, an increase in accounting fees as a result of our initial public offering, an increase in personnel and payroll related expenses and insurance premiums associated with our director and officer's liability insurance.

   Amortization of Goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $14.5 million for the year ended December 31, 2000 as result of our acquisition of Contigo in June 2000. We expect to continue to record goodwill amortization expenses related to this acquisition over the next three years.

   Stock Based Compensation Expense. Stock based compensation expense increased $5.9 million from $2.5 million for the year ended December 31, 1999 to $8.4 million for the year ended December 31, 2000. For the year ended December 31, 2000 and prior to our initial public offering, options were granted at less than the estimated initial public offering price resulting in deferred compensation of $10.7 million which is being recognized over vesting periods ranging from three to four years. In addition, for the year ended December 31, 2000, and prior to our initial public offering, stock purchase rights were granted for the purchase of 398,296 shares of common stock with exercise prices below the estimated initial public offering price, resulting in compensation expense of $3.2 million in the year ended December 31, 2000, which is included in the $8.4 million reflected above.

   Restructuring Charges. In the fourth quarter of 2000 we began an across-the-board assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring. Our efforts were directed toward a focus on our core service offerings, Webconferencing and Collaboration, which also included service reductions of non-core services and an outsource agreement with respect to Webcasting. Additionally, in connection with streamlining operations, we refocused our marketing strategy, will be closing several leased office facilities and reduced our workforce. In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter of 2000 and amounted to $9.5 million. The restructuring activities primarily related to lease and other contract cancellation costs and asset impairment charges. The charge included cash charges of $3.5 million for contract cancellation costs and non-cash charges of $1.6 million for asset write-offs. As a result of this restructuring, we anticipate taking a charge of approximately $0.8 million in the first quarter of 2001 related to additional severance costs. Approximately 115 employees were affected by the restructuring, publicly announced on January 9, 2001, three of whom were in management positions. The workforce reduction affected all departments. Remaining balances recorded at December 31, 2000 total $4.4 million and relate principally to lease and other contract cancellation costs, which will be relieved through 2005 as leases and contracts expire.

   Other Income (Expense). Interest income increased $3.0 million from $0.7 million for the year ended December 31, 1999 to $3.7 million for the year ended December 31, 2000. The increase was related to higher cash balances in 2000 compared to 1999 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000, as well as proceeds received from our initial public offering. Interest expense increased $0.1 million for the year ended December 31, 2000 compared to 1999 as a result of an increase in our debt. In the fourth quarter of 2000 we recorded a $0.2 million loss related to our unconsolidated joint venture European subsidiary.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Revenue increased $1.5 million from $0.7 million in 1998 to $2.2 million in 1999. The increase was primarily due to the introduction of our Webconferencing service and the increased use of our Webcasting service. In 1999, Microsoft accounted for 21% and Cisco Systems accounted for 9% of our revenue.

   Cost of Revenue. Cost of revenue increased $2.6 million from $0.8 million in 1998 to $3.4 million in 1999. Depreciation and amortization expense increased $1.3 million as we built our data operation centers in both Boulder and Louisville, Colorado. Telecommunication and Internet access costs increased $0.9 million as we incurred telephony expenses consistent with the launch of our Webconferencing service and also increased our Internet access to accommodate additional growth in our business.

   Sales and Marketing. Sales and marketing expense increased $5.2 million from $1.8 million in 1998 to $7.0 million in 1999. This increase was primarily attributable to additional sales, marketing and business development personnel that we hired to expand our sales and distribution network and an increase in advertising and promotion, as we focused on creating brand awareness and launching our Webconferencing service.

   Research and Development. Research and development expense increased $0.2 million from $0.8 million in 1998 to $1.0 million in 1999. The increase was associated with new hires and related benefits. Additionally, we capitalized $0.2 million of costs associated with our development of internal software.

   General and Administrative. General and administrative expense increased $1.0 million from $0.8 million in 1998 to $1.8 million in 1999. The increase was primarily due to a $0.4 million increase in compensation expense.

   Stock Based Compensation Expense. Stock based compensation expense was $2.5 million in 1999. In 1999, options were granted with exercise prices less than the estimated initial public offering price resulting in a charge to unearned stock option compensation of $11.8 million, which is being expensed over the vesting period of the options.

   Other Income (Expense). Interest income increased $0.5 million, from $0.2 million in 1998 to $0.7 million in 1999. The increase was primarily related to income earned on the $100 million we raised in venture capital financing in the fourth quarter of 1999. Interest expense increased $0.3 million in 1999 as a result of an increase in our debt in 1999.

Income Taxes

   We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. At December 31, 2000, we had a net operating loss carryforward for federal income tax purposes of approximately $94.2 million, which is available to offset future taxable income, if any, through 2020. We believe the utilization of the carryforwards may be limited by Internal Revenue Code Section 382 relating to certain changes in ownership that occurred in 1998, 1999 and 2000. We have not recorded a deferred tax benefit for the net operating loss carryforward.

Quarterly Results of Operations

   The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown.

                                                              Three Months Ended
                          ----------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1999      1999        1999          1999       2000       2000        2000          2000
                          --------- --------  ------------- ------------ ---------  --------  ------------- ------------
                                                                 (in thousands)
Revenue.................   $   220  $   414      $   589      $ 1,023    $  1,859   $  2,892    $  5,574      $  7,697
Cost of revenue.........       487      702          676        1,503       2,654      3,481       4,673         5,335
                           -------  -------      -------      -------    --------   --------    --------      --------
Gross profit (loss).....      (267)    (288)         (87)        (480)       (795)      (589)        901         2,362
                           -------  -------      -------      -------    --------   --------    --------      --------
                                                                                                              --------
Operating expenses:
 Sales and marketing....     1,047      906        1,356        3,698      10,914     15,422      14,867        11,965
 Research and
  development...........       148      152          216          490       1,104      1,817       2,368         2,723
 General and
  administrative........       256      342          430          794       1,289      1,952       2,723         2,479
 Amortization of
  goodwill and other
  intangible assets.....        --       --           --           --          --      1,118       6,708         6,708
 Stock based
  compensation expense..       410       71          668        1,335       4,181      1,434       1,560         1,208
 Restructuring charges,
  severance obligations
  and litigation related
  expenses..............        --       --           --           --          --         --          --        11,133
                           -------  -------      -------      -------    --------   --------    --------      --------
  Total operating
   expenses.............     1,861    1,471        2,670        6,317      17,488     21,743      28,226        36,216
                           -------  -------      -------      -------    --------   --------    --------      --------
  Loss from operations..    (2,128)  (1,759)      (2,757)      (6,797)    (18,283)   (22,332)    (27,325)      (33,854)
Other income (expense),
 net....................        48      (23)         (49)         418         935        642         925           539
                           -------  -------      -------      -------    --------   --------    --------      --------
Net loss................   $(2,080) $(1,782)     $(2,806)     $(6,379)   $(17,348)  $(21,690)   $(26,400)     $(33,315)
                           -------  -------      -------      -------    --------   --------    --------      --------

   As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, we expect our results will fluctuate based on seasonal sales patterns. Accordingly, our operating results are difficult to predict. For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future performance. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the markets for Web conferencing and collaboration services.

Liquidity and Capital Resources

   Prior to our initial public offering, we financed our operations primarily from sales of our preferred stock and, to a lesser extent, proceeds from loans. Upon completion of our initial public offering of common stock, a total of 7,000,000 shares were sold to the public, which resulted in all redeemable preferred stock converting to common stock and net proceeds to the Company, after underwriting discounts and expenses of $50.3 million.

   As of December 31, 2000, cash and cash equivalents and short-term investments were $43.5 million, a decrease of $45.7 million compared with cash and cash equivalents held as of December 31, 1999. Cash and cash equivalents at December 31, 2000 reflect the receipt of the proceeds from our initial public offering that took place in July 2000.

   Net cash used in operations was $3.0, $6.2 and $67.9 million for each of the three years ending December 31, 1998, 1999 and 2000, respectively. Cash used in operations increased in each period due to increases in operating losses, prepaid expenses and other assets and accounts receivable, and was partially offset by an increase in accounts payable. We expect cash flows from operating activities to be negative at least through 2001.

   Net cash used by investing activities was $6.5, $9.3 and $33.9 million for each of the three years ending December 31, 1998, 1999 and 2000, respectively. Net cash used by investing activities related primarily to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform and net purchases and sales of investments. In June 2000, we made a cash payment of $2.6 million, net of cash acquired, for the acquisition of Contigo. We expect capital expenditure spending to decrease since the build-out of our infrastructure is nearly complete.

   Net cash provided by financing activities was $10.3, $103.5 and $55.9 million for each of the three years ending December 31, 1998, 1999 and 2000, respectively. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock in our initial public offering, net of payments made under our debt financing arrangements. Cash provided by financing activities in 1999 was primarily from the sale of our Series D preferred stock and proceeds from our debt financing arrangements, net of payments made. Cash provided by financing activities in 1998 was primarily from the sale of our Series C preferred stock and proceeds from our debt financing arrangements, net of payments made.

   In 1999, we entered into agreements to borrow approximately $4.5 million. As of December 31, 2000, we had approximately $2.3 million in total debt obligations outstanding, of which approximately $1.5 million was current.

   We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

   As of December 31, 2000, our purchase commitments for maintenance agreements and sales and marketing expenses, including advertising and promotion, totaled $3.2 million, to be expended over 2001. In the fourth quarter of 2000, we were successful in reducing our purchase commitments by $22.5 million, which would have been expended over the next two years.

   We also have purchase commitments for bandwidth usage and telephony services. These commitments were approximately $28.6 million at December 31, 2000 and will be expended over the next five years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

   We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, approximate $15.8 million. We will attempt to consolidate certain remote sales offices as a result of streamlining our sales force, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease.

   We expect that existing cash resources and the net proceeds from our initial public offering will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Recent Accounting Pronouncements

   In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that a company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We have not, to date, engaged in derivative or hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial statements. We will adopt SFAS No. 133 as required by SFAS No. 137 in 2001.

   In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. On March 24, 2000 Staff Accounting Bulletin No. 101A-- Amendment (SAB 101A) was released to effectively delay the implementation of SAB 101. On June 26, 2000, Staff Accounting Bulletin No. 101B-- Second Amendment (SAB 101B) was issued and amends the transition provisions of SAB 101 and effectively supersedes the original extension provided for in SAB 101A. SAB 101B further delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB 101, as revised, and therefore these pronouncements will have no impact on our financial statements.

   In March 2000, the Financial Accounting Standards Board, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on our financial statements.

   In March 2000, the Emerging Issues Task Force of the FASB (EITF), issued EITF 00-2, "Accounting for Website Development Costs." This issue addresses how an entity should account for costs incurred to develop a Website. This pronouncement did not have a material impact on our financial statements.

   In March 2000, the EITF issued EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where entities license software applications to a third party and also host those applications. This pronouncement did not have a material impact on our financial statements.

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

   If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $115.8 million from our inception through December 31, 2000, and we anticipate significant net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, general and administrative and goodwill amortization expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

We have a limited operating history, which makes it difficult to evaluate our business.

   We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We only began commercially offering our flagship Webconferencing service in April 1999 and our Collaboration service since our acquisition of Contigo Software, Inc. in June 2000. In January 2001, we restructured our company to focus solely on these services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the Web conferencing and collaboration services market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

   As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $17.3 million and $33.3 million in the four quarters of the year ended December 31, 2000. Our quarterly revenues ranged between $1.9 million and $7.7 million in the four quarters of the year ended December 31, 2000. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not maintain or achieve profitability, or meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

   Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results for the year ended 2000 show decreases in the use of our Webconferencing service around the Thanksgiving, Christmas and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

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

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

   A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based model. As a result, the failure of repeat customer usage, or our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to become profitable and cause our stock price to decline. In addition, because our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

Our virtual meeting services will not generate significant revenue if businesses do not switch from traditional teleconferencing and communication services to Web conferencing and collaboration services.

   If businesses do not switch from traditional teleconferencing and communication services, our Webconferencing and Collaboration services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing and collaboration services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our Webconferencing service will depend in part on a significant increase in the number of customers using the Web-based features of this service in addition to its traditional conferencing features. In the fourth quarter of 2000, only a small percentage of our customers of this service used the Web in this way.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

   Our growth depends on our ability to develop leading-edge Web and phone meeting services and features. For example, we released our Mobile Webconferencing service, a wireless Web conferencing service, for commercial use, and during the fourth quarter continued to integrate the advanced Web collaboration tools we acquired from Contigo into our platform. We may not successfully identify, develop and market these and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

   In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

Competition in the Web conferencing and collaboration services market is intense and we may be unable to compete successfully.

   The market for Web conferencing and collaboration services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services.

   Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as pricing structures and marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower per-minute long distance costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop Web conferencing and collaboration services. These current and future competitors may also offer or develop products or services that perform better than ours.

   In addition, the Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

  . competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

  . a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or

  .  a competitor could acquire or partner with one of our key suppliers.

If we fail to offer competitive pricing, we may not be able to attract and retain customers.

   Because the Web conferencing and collaboration market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenues, margins and our ability to achieve or sustain profitability.

Our failure to manage growth could cause substantial increases in our operating costs and harm our ability to achieve profitability and, therefore, decrease the value of our stock.

   Despite our recent restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to rapidly expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources, particularly as a result of our recent downsizing, and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to achieve or sustain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

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

Our current and any additional international expansion, including our joint venture with @viso Limited, may not be successful, which could harm our strategy to expand internationally and cause our operating losses to increase.

   We have expanded into international markets and spent significant financial and managerial resources to do so. In particular, we recently formed a joint venture European subsidiary with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. This joint venture may not be successful, which would harm our strategy to expand internationally, and we may not realize any value from the costs associated with starting up this venture. In addition, we may be required to expend significant costs, resources and time, if this joint venture is not successful. As a result, our operating results would be harmed and we may not achieve or sustain profitability, thereby causing our stock price to decline.

   If we continue to expand internationally, we would be required to spend additional financial and managerial resources that may be significant. We have no experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

  . difficulties in establishing and maintaining distribution channels and partners for our services;

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

   The pursuit of additional business relationships through acquisitions, joint ventures, or other investment prospects may not be successful, and we may not realize the benefits of any acquisition, joint venture, or other investment.

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

  .  assume unknown or contingent liabilities; or

  . experience negative effects on our reported results of operations from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.

Our Webconferencing service may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

   We believe our Webconferencing service is not subject to regulation by the Federal Communications Commission or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Webconferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Webconferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Webconferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

Our business will suffer if our systems fail or become unavailable.

   A reduction in the performance, reliability or availability of our systems will harm our ability to distribute our services to our users, as well as our reputation. Some of our customers have experienced interruptions in our services in the past due to service or network outages, periodic system upgrades and internal system failures. Similar interruptions may occur from time to time in the future. Because our revenue depends largely on the number of users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

   We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Boulder, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to achieve or sustain profitability.

If our security system is breached, our business and reputation could suffer.

   We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, and expose us to risk of loss or liability. Our internal systems are accessible to a number of our employees. Although each of these employees is subject to a confidentiality agreement, we may be unable to prevent the misappropriation of this information. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to ensure adequate encryption and additional technologies to protect against security breaches or to alleviate problems caused by any breach. If we fail to provide adequate security measures to protect the confidential information of our customers, our customers may refrain from using our services, potential customers may not want to use our services, and as a result, our operating results would be harmed.

Our competitors may be able to create systems with similar functionality to ours and third-parties may obtain unauthorized use of our intellectual property.

   The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own a patent relating to the Web touring feature of our Collaboration service. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patent that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries is uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

We may be subject to claims alleging intellectual property infringement.

   We may be subject to claims alleging that we have infringed upon third party intellectual property rights. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we re-engineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services relay may be increasingly subject to third-party infringement claims.

If we do not increase the capacity of our infrastructure in excess of customer demand, customers may experience service problems and choose not to use our services.

   The amount of Webconferencing and Collaboration events we host has increased significantly. We must continually increase our capacity in excess of customer demand. To rapidly expand our operations and to add customers requires a significant increase in the capacity of our infrastructure. If we fail to increase our capacity, customers may experience service problems, such as busy signals, improperly routed calls and messages, and slower-than-expected download times. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to achieve or sustain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

We rely on the adoption of multimedia technology by corporations and our ability to transmit our services through corporate security measures.

   In order to adequately access the streaming aspects of our services, our users generally must have multimedia personal computers with certain microprocessor requirements, at least 28.8 kbps Internet access, a standard media player and a sound card. For our Collaboration services, minimum requirements include a Java-enabled browser and a 56 kbps Internet connection. If there are significant changes to Internet browsers that make them incompatible with our Java-based Collaboration service, we may be forced to modify the software underlying this service, which may affect our ability to deliver quality service in a timely manner, and our business would be harmed. Installing and configuring the necessary media components may require technical expertise that some users do not possess. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, some information systems managers may block reception of media within their corporate environments. In order for users to receive media over corporate intranets, security meaures and corporate firewalls, information systems managers may need to reconfigure these intranets, security measures and firewalls. Widespread adoption of media technology depends on overcoming these obstacles, improving voice and video quality and educating customers and users in the use of media technology.

If any of the third party services that we use become unavailable to us, our services would be subject to significant delays and increased costs.

   We rely on third party services, such as Internet access, transport and long distance providers. These companies may not continue to provide services to us without disruptions, at the current cost, if at all. The costs associated with a transition to a new service provider would be substantial. We may be required to reengineer our systems and infrastructure to accommodate a new service provider, which would be both expensive and time-consuming. In addition, in the past, we have experienced disruptions and delays in our services due to service disruptions from these providers. Any interruption in the delivery of our services would likely cause a loss of revenue and a loss of customers.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2000, we had long-term debt, including current portion, in the aggregate amount of $2.3 million with interest rates ranging from 7.41% to 13.33% with payments due through 2003. We may incur additional debt in the future. A change in interest rates would not affect our obligations related to long-term debt existing as of December 31, 2000, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings. Additionally, the net proceeds from our initial public offering may be invested in investment vehicles that may decline in value as a result of changes in equity markets and interest rates.

   At December 31, 2000, we had $0.2 million in short-term investments. The Company is exposed to changes in stock prices as a result of its holdings in publicly traded securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference to the section of the Company's 2001 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Proposal 1--Election of Directors" and the section entitled "Management."

ITEM 11.EXECUTIVE COMPENSATION

   Incorporated by reference to the section of the Company's 2001 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to the section of the Company's 2001 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the section of the Company's 2001 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements: The consolidated financial statements of Evoke Communications, Inc. are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedule: The following financial statement schedule is filed as part of this report: Schedule II--Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

 Exhibit
 No.     Description
 ------- -----------
  2.1**  Agreement and Plan of Reorganization by and among Registrant, Contigo
         Software, Inc. and CSI Acquisition Corporation dated as of March 24,
         2000.
  2.2**  Amendment to Agreement and Plan of Reorganization by and among
         Registrant, Contigo Software, Inc. and CSI Acquisition Corporation
         dated as of April 7, 2000.
  3.1**  Restated Certificate of Incorporation.
  3.2**  Form of Restated Certificate of Incorporation to become effective upon the closing of this offering.
  3.3**  Bylaws.
  3.4**  Amended and Restated Bylaws to become effective upon the closing of this offering.
  3.5**  Amendment to Restated Certificate of Incorporation.
  3.6**  Certificate of Amendment to Restated Certificate of Incorporation to
         be effective prior to the closing of this offering.
  4.1**  Reference is made to Exhibits 3.1 through 3.4.
  4.2**  Specimen stock certificate representing shares of common stock.
 10.1**  2000 Equity Incentive Plan.
 10.2**  2000 Employee Stock Purchase Plan.
 10.3**  Amended and Restated Stockholders' Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March
         29, 1999.
 10.4**  Amended and Restated Investors' Agreement, among the Registrant and certain of its stockholders, dated November 17, 1999.
 10.5**  First Amendment to Amended and Restated Investors' Agreement, dated as of November 17, 1999, among the Registrant and certain of its stockholders, dated December 15, 1999.
 10.6**  Form of Indemnity Agreement to be entered into between Registrant and each of its directors and executive officers.
 10.7**  Series B Preferred Stock Purchase Agreement, among Registrant and the parties named therein, as amended, dated September 2, 1997.
 10.8**  Series C Preferred Stock Purchase Agreement, among Registrant and the parties named therein, as amended, dated May 27, 1998.
 10.9**  Series D Preferred Stock Purchase Agreement, among Registrant and the parties named therein, as amended, dated November 17, 1999.
 10.10** First Amendment to Series D Preferred Stock Purchase Agreement, dated as of November 17, 1999 between Registrant and the parties named therein, dated December 15, 1999.

 Exhibit
 No.      Description
 -------- -----------
 10.11**  Note and Warrant Purchase Agreement, dated March 31, 1998, among
          Registrant and the partners named therein.
 10.12**  Lease, dated March 3, 1997, between BMC Properties, LLC and
          Registrant.
 10.13**  Lease, dated June 6, 1999, between BLC Properties, LLC and
          Registrant.
 10.14+** Source Code and Object Code License Agreement, dated December 29,
          1999, between Registrant and AudioTalk Networks, Inc.
 10.15**  Personal Services Agreement, dated November 17, 1999, between
          Registrant and Jim LeJeal.
 10.16**  Personal Services Agreement, dated November 17, 1999, between
          Registrant and Paul Berberian.
 10.17+** Services Agreement, dated November 17, 1999, between the Registrant and At Home Corporation d.b.a. Excite@Home.
 10.18**  Series E Preferred Stock Purchase Agreement, dated as of March 29,
          2000, between Registrant and Microsoft Corporation.
 10.19**  Personal Services Agreement, dated March 30, 2000, between the
          Registrant and Terence G. Kawaja.
 10.20+** Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.
 10.21+** License and Services Agreement, dated June 21, 2000, between the
          Registrant and Evoke Communications B.V.
 10.22    Separation and Release Agreement, dated November 14, 2000, between
          Registrant and James L. LeJeal.
 10.23    Separation and Release Agreement, dated March 2, 2001, between
          Registrant and Terence G. Kawaja.
 10.24    Amendment to Evoke Communications, B.V. Shareholders Agreement, dated
          October 1, 2000, between Registrant and @viso Linited.
 10.25    Termination and Release, dated March 16, 2001, between Registrant and
          Work.com LLC.
 21.1**   Subsidiaries of Registrant.
 23.1**   Consent of Cooley Godward LLP.
 23.2     Consent of KPMG LLP.
 24.1     Powers of attorney (included on Page 38).

--------------

+Confidential treatment granted with respect to portions of these exhibits.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-30708.

(b)Reports on Form 8-A.

On December 6, 2000, we filed a report of form 8-K updating Item 5 thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                          Evoke Communications, Inc.

                                                   /s/ Paul A. Berberian
                                          By: _________________________________
                                                     Paul A. Berberian
                                               Chairman of the Board, Chief
                                              Executive Officer and President

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Berberian and Nicholas J. Cuccaro, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                              Title                        Date
              ---------                              -----                        ----
        /s/ Paul A. Berberian             Chairman of the Board, Chief         March 29, 2001
------------------------------------      Executive Officer and President
          Paul A. Berberian               (Principal Executive Officer)

       /s/ Nicholas J. Cuccaro            Chief Financial Officer              March 29, 2001
------------------------------------      (Principal Financial and
         Nicholas J. Cuccaro              Accounting Officer

           /s/ Andre Meyer                Director                             March 29, 2001
------------------------------------
              Andre Meyer

          /s/ Don Hutchison               Director                             March 29, 2001
------------------------------------
            Don Hutchison

         /s/ Bradley A. Feld              Director                             March 29, 2001
------------------------------------
           Bradley A. Feld

        /s/ Steven C. Halstedt            Director                             March 29, 2001
------------------------------------
          Steven C. Halstedt

       /s/ Carol deB. Whitaker            Director                             March 29, 2001
------------------------------------
         Carol deB. Whitaker

        /s/ Dr. Massih Tayebi             Director                             March 29, 2001
------------------------------------
           Dr. Massih Tayebi

                         INDEX TO FINANCIAL STATEMENTS

                           Evoke Communications, Inc.

                                                                            Page

Independent Auditors' Report.............................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.............   F-3
Consolidated Statements of Operations for the three years ending December
 31, 1998, 1999
 and 2000................................................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the three
 years ending December 31, 1998, 1999 and 2000...........................   F-5
Consolidated Statements of Cash Flows for the three years ending December
 31, 1998, 1999
 and 2000................................................................   F-6
Notes to Consolidated Financial Statements...............................   F-7

Independent Auditors' Report.............................................  F-21
Schedule II--Valuation and Qualifying Accounts...........................  F-22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Evoke Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of Evoke Communications, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evoke Communications, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                    KPMG LLP

Boulder, Colorado
February 20, 2001

                           EVOKE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
ASSETS                                                      --------  --------
CURRENT ASSETS:
 Cash and cash equivalents................................. $ 89,234  $ 43,311
 Investments...............................................       --       196
 Accounts receivable, net of allowance for doubtful
  accounts of $35 and$765 in 1999 and 2000, respectively...      805     4,891
 Prepaid expenses and other current assets.................      709     3,825
                                                            --------  --------
  Total current assets.....................................   90,748    52,223
Property and equipment, net................................   19,539    35,330
Goodwill and other intangible assets, net of accumulated
 amortization of $0 and $14,537, respectively..............       --    65,157
Due from affiliate.........................................       --     4,744
Other assets...............................................      121     1,370
                                                            --------  --------
  TOTAL ASSETS............................................. $110,408  $158,824
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable.......................................... $  8,519  $  5,919
 Current portion of long term debt.........................    1,336     1,505
 Accrued expenses..........................................      586     3,638
 Restructuring reserve.....................................       --     1,412
 Deferred revenue..........................................      317       878
                                                            --------  --------
  Total current liabilities................................   10,758    13,352
 Long term debt, less current portion......................    2,260       810
 Restructuring reserve, less current portion...............       --     2,952
                                                            --------  --------
  TOTAL LIABILITIES........................................   13,018    17,114
                                                            --------  --------
MANDATORILY REDEEMABLE PREFERRED STOCK:
 Series B, par value $.01, authorized, issued and
  outstanding 10,635 shares; aggregate liquidation
  preference of $1,063,500.................................    1,064        --
 Series C, par value $.01, authorized 10,000,000 shares;
  issued and outstanding 9,953,935 shares; aggregate
  liquidation preference of $10,352,092....................   10,284        --
 Series D, par value $.01, authorized 34,000,000 shares;
  issued and outstanding 33,333,333 shares; aggregate
  liquidation preference of $99,999,999 ...................   99,794        --
 Series E, par value $.01, authorized 3,000,000 shares;
  issued and outstanding 686,813 shares; aggregate
  liquidation preference of 4,999,999......................       --        --
 Warrants for the purchase of mandatorily redeemable
  preferred stock..........................................      180        --
                                                            --------  --------
                                                             111,322        --
                                                            --------  --------
STOCKHOLDERS' EQUITY (DEFICIT):
 Undesignated preferred stock, 964,365 and 10,000,000
  shares authorized in 1999 and 2000, respectively; none
  issued or outstanding....................................       --        --
 Series A preferred stock, par value $.01, authorized,
  issued and outstanding 5,025,000 shares; aggregate
  liquidation preference of $502,500.......................      503        --
 Common stock, par value $.0015, 38,000,000 and 130,000,000
  shares authorized in 1999 and 2000; issued and
  outstanding 575,806 and 46,834,925 shares in 1999 and
  2000, respectively.......................................        1        70
 Additional paid-in capital................................   11,939   269,466
 Accumulated other comprehensive loss......................       --      (862)
 Note receivable from officer..............................       --      (483)
 Unearned stock option compensation........................   (9,306)  (10,659)
 Accumulated deficit.......................................  (17,069) (115,822)
                                                            --------  --------
  Total stockholders' equity (deficit).....................  (13,932)  141,710
                                                            --------  --------
  Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)....... $110,408  $158,824
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                           EVOKE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Years ended December 31,
                                                 -----------------------------
                                                  1998      1999       2000
                                                 -------  ---------  ---------
Revenue......................................... $   675  $   2,246  $  18,022
Cost of revenue (exclusive of stock based
 compensation expense of $99 and $299 for
 December 31, 1999 and 2000, respectively)......     796      3,368     16,144
                                                 -------  ---------  ---------
  Gross profit (loss)...........................    (121)    (1,122)     1,878
                                                 -------  ---------  ---------
Operating expenses:
 Sales and marketing (exclusive of stock based
  compensation expense of $661 and $992 for
  December 31, 1999 and 2000, respectively).....   1,804      7,007     53,169
 Research and development (exclusive of stock
  based compensation expense of $143 and $792
  for December 31, 1999 and 2000,
  respectively).................................     780      1,006      8,011
 General and administrative (exclusive of stock
  based compensation expense of $1,581 and
  $6,300 for December 31, 1999 and 2000,
  respectively).................................     789      1,822      8,441
 Amortization of goodwill and other intangible
  assets........................................      --         --     14,534
 Stock based compensation expense...............      --      2,484      8,383
 Restructuring charges, severance obligations
  and litigation related expenses...............      --         --     11,133
                                                 -------  ---------  ---------
  Total operating expenses......................   3,373     12,319    103,671
                                                 -------  ---------  ---------
  Loss from operations..........................  (3,494)   (13,441)  (101,793)
                                                 -------  ---------  ---------
Other income (expense):
 Interest income................................     250        716      3,692
 Interest expense...............................     (29)      (316)      (445)
 Equity in loss of unconsolidated joint
  venture.......................................      --         --       (181)
 Other, net ....................................       1         (6)       (26)
                                                 -------  ---------  ---------
  Total other income............................     222        394      3,040
                                                 -------  ---------  ---------
  Net loss......................................  (3,272)   (13,047)   (98,753)
Preferred stock dividends and accretion to
 preferred stock redemption value...............      --    100,000      1,725
                                                 -------  ---------  ---------
  Net loss attributable to common stockholders.. $(3,272) $(113,047) $(100,478)
                                                 =======  =========  =========
 Loss per share--basic and diluted.............. $(10.29) $ (259.44) $   (4.69)
                                                 =======  =========  =========
Weighted average number of common
 shares outstanding--basic and diluted..........     318        436     21,443
                                                 =======  =========  =========

          See accompanying notes to consolidated financial statements.

                          EVOKE COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (In thousands, except share data)

                    Preferred Stock                                   Unearned      Note     Accumulated
                       Series A          Common Stock    Additional    stock     receivable     other
                   ------------------  -----------------  paid-in      option       from    comprehensive Accumulated
                     Shares    Amount    Shares   Amount  capital   compensation  officers      loss        deficit    Total
                   ----------  ------  ---------- ------ ---------- ------------ ---------- ------------- ----------- --------
Balances at
January 1, 1998..   5,025,000  $ 503      316,667  $  1   $     47    $    --      $  --       $   --      $    (749) $   (198)
 Exercise of
 common stock
 options.........         --     --        16,666   --           2         --         --           --            --          2
 Net loss........         --     --           --    --         --          --         --           --         (3,273)   (3,273)
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
1998.............   5,025,000    503      333,333     1         49         --         --           --         (4,022)   (3,469)
 Exercise of
 common stock
 options.........         --     --       209,140   --          47         --         --           --            --         47
 Common stock
 issued for
 cash............         --     --        33,333   --          52         --         --           --            --         52
 Issuance of
 common stock
 options at less
 than fair
 value...........         --     --           --    --      11,791     (11,791)       --           --            --        --
 Amortization of
 unearned stock
 option
 compensation....         --     --           --    --         --        2,485        --           --            --      2,485
 Net loss........         --     --           --    --         --          --         --           --        (13,047)  (13,047)
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
1999.............   5,025,000    503      575,806     1     11,939      (9,306)       --           --        (17,069)  (13,932)
 Exercise of
 common stock
 options.........         --     --       401,253     1        488         --         --           --            --        489
 Common stock
 issued for
 cash............         --     --       100,000   --         450         --         --           --            --        450
 Issuance of
 common stock
 warrants........         --     --           --    --         110         --         --           --            --        110
 Issuance of
 common stock and
 common stock
 options at less
 than fair value,
 net of
 forfeitures.....         --     --       295,168   --      10,750      (9,075)    (1,125)         --            --        550
 Amortization of
 unearned stock
 option
 compensation....         --     --           --    --         --        8,290        --           --            --      8,290
 Adjustment of
 note receivable
 to fair value...         --     --           --    --         --          --         687          --            --        687
 Interest on note
 receivable......         --     --           --    --         --          --         (45)         --            --        (45)
 Issuance of
 common stock and
 common stock
 options for the
 acquisition of
 business........         --     --     4,425,176     7     78,317        (568)       --           --            --     77,756
 Conversion of
 convertible
 preferred stock
 and mandatorily
 redeemable
 preferred stock
 value...........  (5,025,000)  (503)  34,037,522    51    117,136         --         --           --            --    116,684
 Issuance of
 common stock
 upon the
 Company's
 initial public
 offering, net of
 offering costs..         --     --     7,000,000    10     50,276         --         --           --            --     50,286
 Comprehensive
 loss:
 Foreign currency
 translation
 adjustment......         --     --           --    --         --          --         --           294           --        294
 Unrealized
 losses on
 investments.....         --     --           --    --         --          --         --        (1,156)          --     (1,156)
 Net loss........         --     --           --    --         --          --         --           --        (98,753)  (98,753)
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
 Comprehensive
 loss............         --     --           --    --         --          --         --           --            --        --
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
2000.............         --   $ --    46,834,925  $ 70   $269,466    $(10,659)    $ (483)     $  (862)    $(115,822) $141,710
                   ==========  =====   ==========  ====   ========    ========     ======      =======     =========  ========
                   Comprehensive
                       loss
                   ------------- ---
Balances at
January 1, 1998..
 Exercise of
 common stock
 options.........
 Net loss........
Balances at
December 31,
1998.............
 Exercise of
 common stock
 options.........
 Common stock
 issued for
 cash............
 Issuance of
 common stock
 options at less
 than fair
 value...........
 Amortization of
 unearned stock
 option
 compensation....
 Net loss........
Balances at
December 31,
1999.............
 Exercise of
 common stock
 options.........
 Common stock
 issued for
 cash............
 Issuance of
 common stock
 warrants........
 Issuance of
 common stock and
 common stock
 options at less
 than fair value,
 net of
 forfeitures.....
 Amortization of
 unearned stock
 option
 compensation....
 Adjustment of
 note receivable
 to fair value...
 Interest on note
 receivable......
 Issuance of
 common stock and
 common stock
 options for the
 acquisition of
 business........
 Conversion of
 convertible
 preferred stock
 and mandatorily
 redeemable
 preferred stock
 value...........
 Issuance of
 common stock
 upon the
 Company's
 initial public
 offering, net of
 offering costs..
 Comprehensive
 loss:
 Foreign currency
 translation
 adjustment......    $     294
 Unrealized
 losses on
 investments.....       (1,156)
 Net loss........    $  98,753)
                   -------------
 Comprehensive
 loss............    $(99,615)
                   =============
Balances at
December 31,
2000.............

         See accompanying notes to consolidated financial statements.

                           EVOKE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
Net loss.........................................  $(3,272) $(13,047) $(98,753)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation and amortization...................      264     1,608    22,589
 Loss of unconsolidated joint venture............       --        --       181
 Write down of note receivable from officer to
  net realizable value...........................       --        --       593
 Stock based compensation........................       --     2,484     8,383
 Other...........................................        1         5       114
Changes in operating assets and liabilities,
 excluding effects of business acquisition:
  Accounts receivable............................     (203)     (602)   (3,751)
  Prepaid expenses and other current assets......      (57)     (401)   (2,546)
  Other assets...................................      (14)     (100)   (6,156)
  Accounts payable and accrued expenses..........      301     3,876    11,397
                                                   -------  --------  --------
Net cash used by operating activities............   (2,980)   (6,177)  (67,949)
                                                   -------  --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.............   (1,567)  (14,264)  (29,596)
  Proceeds from disposition of equipment.........        7        14        77
  Proceeds from maturity of investment
   securities....................................    2,543     7,511       648
  Purchase of investment securities..............   (7,494)   (2,561)       --
  Investment in AudioTalk Networks, Inc..........       --        --    (2,000)
  Loan to Contigo Software, Inc..................       --        --      (300)
  Cash paid for acquisition of Contigo Software,
   Inc., net of cash received....................       --        --    (2,622)
  Other..........................................                 --       (95)
                                                   -------  --------  --------
Net cash used by investing activities............   (6,511)   (9,300)  (33,888)
                                                   -------  --------  --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock..    9,777    99,794     5,013
  Proceeds from issuance of common stock.........        3       100    52,399
  Preferred stock dividend.......................       --        --      (150)
  Proceeds from debt.............................      852     4,458        --
  Payments on debt...............................     (354)     (862)   (1,348)
                                                   -------  --------  --------
Net cash provided by financing activities........   10,278   103,490    55,914
                                                   -------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................      787    88,013   (45,923)
Cash and cash equivalents at beginning of
 period..........................................      434     1,221    89,234
                                                   -------  --------  --------
Cash and cash equivalents at end of period.......  $ 1,221  $ 89,234  $ 43,311
                                                   =======  ========  ========
Supplemental cash flow information -
Interest paid in cash............................  $    22  $    195  $    307
                                                   =======  ========  ========
Supplemental noncash investing and financing
 activities:
Short-term debt and accrued interest converted to
 preferred stock.................................  $   507  $    180  $     --
                                                   =======  ========  ========
Loan to officer for purchase of common stock.....  $    --  $     --  $  1,125
                                                   =======  ========  ========
Accounts payable incurred for purchases of fixed
 assets..........................................  $   395  $  5,065  $     42
                                                   =======  ========  ========
Common stock and stock options issued for
 acquisition of Contigo Software, Inc............  $    --  $     --  $ 77,756
                                                   =======  ========  ========

           See accompanying notes to consolidated financial statements.

                           EVOKE COMMUNICATIONS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Business and Basis of Financial Statement Presentation

   Evoke Communications, Inc., the Company, was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides real-time interactive business communications tools that enable virtual meetings. The Company operates in a single segment.

   The consolidated financial statements include the accounts of Evoke Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in these financial statements include the allowance for doubtful accounts, useful lives of depreciable and intangible assets and the valuation allowance for deferred tax assets.

   Certain prior year balances have been reclassified to conform with the current year presentation.

    (b) Cash, Cash Equivalents and Investments

   Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents consist of money market accounts at two financial institutions and high quality commercial paper. Investments consist of an equity investment in a public company. This investment is classified as "available for sale" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at fair market value with any unrealized gain or loss recorded as a separate component of stockholders' equity. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to income.

    (c) Restricted Cash

   Included in other assets is $0.7 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company's bank and is primarily used for security deposits associated with some of the Company's long term operating leases. Funds are held in certificates of deposit at the Company's bank, and have been established in favor of a third party beneficiary. The funds are released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit is discharged and the Company is no longer restricted from the use of the cash.

    (d) Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are depreciated over the shorter of related lease terms or their estimated useful lives. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations in the period realized.

    (e) Goodwill and Other Intangible Assets

   Goodwill and other intangible assets as of December 31, 1999 and 2000 was $0 and $65.2 million, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over the estimated useful life of three years. If it becomes probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in a manner similar to other long-lived assets. The Company first recorded goodwill amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June of 2000. Amortization of goodwill and other intangible assets was $14.5 million in 2000.

    (f) Income Taxes

   The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment.

    (g) Fair Value of Financial Instruments and Concentrations of Credit Risk

   The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximate fair value because of their short maturities. Because the interest rates on the Company's note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consists of investment securities and accounts receivable. The Company's cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. As a result, concentration of credit risk with respect to accounts receivable is not significant.

    (h) Revenue Recognition

   The Company's Webconferencing customers are charged a per-minute fee based on each phone participant's and Web participant's actual time on the conference, which is recognized as revenue upon completion of the conference. Customers are charged a fee to upload visuals or record Webcasts for Webconferences, which is also recognized as revenue upon completion of the conference.

   The Company's Webcasting customers are charged for content encoding and hosting. Content encoding is the conversion of the customer's media into formats that can be accessed over the Internet using widely available media players and, for some customers, indexing the media to facilitate search and reporting capabilities. Revenue from content encoding is recognized when the content is available for viewing over the Internet. Hosting is the maintenance of the content on the Company's servers and, for some customers, providing access to information about content usage. Revenue related to content hosting is recognized ratably over the hosting period.

   The Company's Collaboration customers are charged either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available of the fair value of all undelivered elements.

   The Company's Talking Email customers are charged based on prices and specific service terms which are negotiated in advance of service delivery. Revenue is recognized, including any setup fees, ratably over the life of the contract.

    (i) Impairment of Goodwill and Other Long-Lived Assets and Assets to Be Disposed Of

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company periodically evaluates the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment was recognized in 1998 or 1999. In 2000, the Company recorded an asset impairment charge of $0.6 million primarily associated with the closure of remote sales offices.

    (j) Stock Based Compensation

   The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS No. 123, Accounting for Stock-Based Compensation, entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. All stock based awards to non-employees are accounted for at their fair value in accordance with SFAS
No. 123 and FASB Interpretation No. 44.

   Equity-related compensation is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to employees who terminated service while possessing unvested stock options and (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable.

    (k) Software Development Costs

   Costs incurred in the engineering and development of the Company's services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter. To date, the Company's software development has been completed concurrent with technological feasibility and, accordingly, all software development costs, incurred to which SFAS 86 is applicable, have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on the straight-line basis over the software's estimated useful life.

   Other research and development costs are expensed as incurred.

    (l) Foreign Currency Translation

   For the Company's foreign subsidiaries where the functional currency is something other than the United States dollar, the Company translates monetary assets and liabilities at the exchange rate as of the balance sheet date and nonmonetary assets and liabilities at historical rates. The Company translates income statement accounts at average rates for the periods. Translation adjustments are recorded in comprehensive income. The Company did not have any foreign currency transaction gains and losses in 1998 or 1999 and foreign currency transaction gains and losses were not material in 2000. Gains and losses on intercompany transactions including amounts due from affiliates where settlement is not anticipated in the foreseeable future are recorded in other comprehensive income (loss).

    (m) Comprehensive Loss

   The Company has adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income. Comprehensive loss equals net loss for the years ending December 31, 1998 and 1999. Comprehensive loss is equal to net loss, unrealized losses on investments and foreign currency translation adjustments for the year ended December 31, 2000.

    (n) Loss Per Share

   Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (SFAS 128). Under SFAS No. 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1998, 1999 and 2000 as all potential common stock instruments are antidilutive.

(2) JOINT VENTURES AND BUSINESS COMBINATIONS

   On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company made net cash payments of approximately $4.6 million to Evoke Communications Europe, approximately $4.4 million of which are to be repaid under the terms of a promissory note, granted a technology license to Evoke Communications Europe and was issued common stock representing 51% ownership in Evoke Communications Europe. The Company uses the equity method of accounting for this investment as @viso Limited was granted rights which significantly affect the Company's ability to control Evoke Communications Europe. The Company has recorded a loss of $181,000 which reduced the Company's investment in Evoke Communications Europe to zero. The Company has no obligations to fund future operating losses of Evoke Communications Europe. The Company has advanced Evoke Communications Europe approximately $4.7 million, after foreign currency adjustments, that is reflected in the balance sheet in long term assets as due from affiliate. The Company will continue to report its share of equity method losses in the statement of operations to the extent of and as an adjustment to the adjusted basis of the amount due from affiliate based on the change in the Company's claim on the Evoke Communications Europe net book value.

   On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statement of operations for the year ended December 31, 2000. The purchase price allocation is as follows:

                                                                   (in millions)

Tangible net assets...................................................... $ 2.8
Assumed unearned stock option compensation...............................   0.6
Goodwill and other intangible assets.....................................  80.5
                                                                          -----

Total purchase price allocation  $83.9
                                 =====

   Goodwill and other intangibles are being amortized on a straight-line basis over an estimated useful life of three years. In December 2000, the Company sold Contigo UK Ltd., a wholly owned subsidiary of Contigo, to Evoke Communications, B.V. for approximately $317,000. The sale price plus net liabilities of approximately $808,000, was recorded as a reduction to the previously recorded goodwill.

   The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 1999 (in thousands, except per share data).

                                                      Year ended December 31,
                                                      -------------------------
                                                         1999          2000
                                                      -----------  ------------
Revenue..............................................    $  5,440     $  20,005
Net Loss.............................................     (14,996)     (104,755)
Basic and diluted net loss per share.................       (3.04)        (4.39)

   The pro forma results for the year ended December 31, 2000 combine the Company's results for the year ended December 31, 2000 with the results of Contigo for the period from January 1, 2000 through the date of acquisition with the exception of a $5.0 million payment made by Contigo to one of its officers, which is excluded from the pro forma net loss reflected above. This payment was made by Contigo upon the acquisition and was related to the consummation of the acquisition. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3)CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

   Cash and cash equivalents are as follows (in thousands):

                                                     December 31, December 31,
                                                         1999         2000
                                                     ------------ ------------
     Bank depository accounts and money market
      funds.........................................   $ 89,234     $10,987
     Commercial paper, at amortized cost which
      approximates market...........................         --      32,324
                                                       --------     -------
                                                       $ 89,234     $43,311
                                                       ========     =======

   At December 31, 1999, the Company did not hold any investment securities. At December 31, 2000 investment securities consist of an equity investment in a public company. This investment is classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at fair market value with any unrealized gain or loss recorded as a separate component of stockholders' equity.

(4)PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
Computers and office equipment................................ $18,643  $33,826
Computer software.............................................   1,464    7,225
Furniture and fixtures........................................   1,153    2,004
Leasehold improvements........................................     185    2,012
Assets held for sale..........................................      --      325
                                                               -------  -------
                                                                21,445   45,392
Less accumulated depreciation and amortization................  (1,906) (10,062)
                                                               -------  -------
                                                               $19,539  $35,330
                                                               =======  =======

   In the years ending December 31, 1999 and 2000, the Company capitalized $242,961 and $770,012, respectively, of software application development costs in accordance with SOP 98-1. These costs are being amortized over 18 months from the time the software is ready for its intended use. Amortization of these costs totaled $119,135 and 272,300 for the years ending December 31, 1999 and 2000, respectively.

(5) DEBT

   On January 7, 1999, the Company entered into a loan and security agreement with a total commitment of $3,000,000. In connection with obtaining this commitment, the Company issued warrants to purchase 86,538 shares of Series C Preferred stock to the lender. The exercise price of the warrants is $1.04 per share and the warrants expire on July 24, 2005. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. Draws under this agreement are repaid over 37 months, with interest at the 36 month Treasury note rate, plus 275 basis points. An additional payment of 9% of the amount financed is payable at the end of the term of the loan. This additional amount and the fair value of warrants of $75,000 will be included in interest expense over the term of the agreement. During 1999, the Company borrowed, in four separate draws, the entire commitment of $3,000,000. The interest rate ranges from 7.41% to 8.40%. The loan and security agreement is secured by substantially all business assets except those specifically secured by the debt facility described below. At December 31, 2000, the balance due under this agreement is $1,260,796, of which $1,055,680 is current.

   On September 30, 1999, the Company entered into a promissory note and its related master loan and security agreement dated September 10, 1999, for $1,502,623. In connection with obtaining this commitment, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock to the lender. The exercise price of the warrants is $3.00 per share and the warrants expire on September 29, 2004. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The draw under this agreement is repaid over 42 months, with interest at 13.33%. The promissory note is secured by the equipment that was financed. The fair value of the warrants was $105,000 and will be included in interest expense over the term of the agreement. At December 31, 2000, the balance due under this agreement is $1,054,005, of which $448,940 is current.

   Long-term debt, all of which was incurred in 1999, consists of the following (in thousands):

                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
Balance...............................................   $ 3,596      $  2,315
Less current portion..................................    (1,336)       (1,505)
                                                         -------      --------
Long-term debt, excluding current portion.............   $ 2,260      $    810
                                                         =======      ========

   The aggregate maturities for long-term debt for each of the years subsequent to December 31, 2000 are as follows: 2001--$1,505; 2002--$714; 2003--$96.

(6) INCOME TAXES

   Income tax benefit relating to losses incurred differs from the amounts that would result from applying the applicable federal statutory rate as follows (in thousands):

                                         Years ended December 31,
                                        -----------------------------
                                          1998      1999      2000
                                        --------  --------  ---------
Expected tax benefit................... $ (1,113) $ (4,436) $ (33,573)
State income taxes, net of federal
 benefit...............................     (180)     (655)    (3,632)
Change in valuation allowance for
 deferred tax assets...................    1,322     4,792     30,159
Stock compensation.....................       --       317      2,031
Goodwill amortization..................       --        --      4,942
Other, net.............................      (29)      (18)        73
                                        --------  --------  ---------
  Actual income tax benefit............ $     --  $     --  $      --
                                        ========  ========  =========

   Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
Net operating loss carryforwards............................. $ 5,934  $ 34,391
Depreciation and amortization................................    (394)   (2,312)
Stock based compensation.....................................     594     1,513
Accrued liabilities..........................................     205     2,906
                                                              -------  --------
  Net deferred tax asset.....................................   6,339    36,498
Valuation allowance..........................................  (6,339)  (36,498)
                                                              -------  --------
  Net deferred tax asset, less valuation allowance........... $    --  $     --
                                                              =======  ========

   At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $94 million, which are available to offset future federal taxable income, if any, through 2020. Management believes the utilization of the carryforwards will be limited by Internal Revenue Code Section 382 relating to changes in ownership, as defined.

   Due to the uncertainty regarding the realization of the deferred tax assets relating to the net operating loss carryforwards and other temporary differences, a valuation allowance has been recorded for the entire amount of the Company's deferred tax assets at December 31, 1999 and 2000.

(7) PREFERRED STOCK, STOCK PLANS AND WARRANTS

     (a)  Mandatorily Redeemable Convertible and Convertible Preferred Stock

   At December 31, 2000, the Company did not have any preferred stock outstanding since each share of preferred stock (Series A, Series B, Series C, Series D and Series E) was converted to common stock on the closing of the initial public offering. Prior to that time, the Company had the following series of preferred stock outstanding that were convertible at any time, at the option of the holder, into common stock as indicated below:

                                                Preferred
                                                 Shares    Conversion   Common
                                               Outstanding    Rate      Shares
                                               ----------- ---------- ----------
Series A......................................  5,025,000      0.67    3,350,000
Series B......................................     10,635    128.21    1,363,461
Series C......................................  9,953,935      0.67    6,635,956
Series D...................................... 33,333,333      0.67   22,222,222
Series E......................................    686,813      0.67      457,875

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

   On March 29, 2000, the Company issued 686,813 shares of Series E preferred stock (457,875 post split common shares) at $7.28 per share and a warrant to purchase 858,416 shares of Series E preferred stock for an aggregate purchase price of $5.0 million. The warrant is exercisable upon issuance at the initial public offering price of the Company's common stock and expires in March 2003. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 572,277 shares of common stock at $8.00 per share. The fair value of the warrant was estimated to be $4.1 million, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of 3 years. The fair value of the warrant was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction in the Series E preferred stock. In addition, $350,000 was recorded as prepaid advertising costs related to future services to be provided to the Company by the preferred stockholder. The preferred stock was accreting to its issuance price over the period from issuance to redemption in March 2003. Based on the beneficial conversion terms of the preferred stock, assuming an initial public offering price of $13.50 per share, the Company recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders for the year ended December 31, 2000 by $1,181,318 at the date of issuance in accordance with EITF 98-5.

   The beneficial conversion feature of the preferred stock described above was determined by calculating the difference between the effective conversion price based on the proceeds allocated to the preferred stock and the fair value of the underlying common stock. As the preferred stock was convertible into common stock at any time, the beneficial conversion amount was charged to net loss attributable to common stockholders at the date of issuance of the preferred stock.

 (b) Stock Options

   In 1997, the Company adopted a stock option/stock issuance plan (the Plan) pursuant to which the Company's Board of Directors may issue common shares and grant incentive stock options and non-statutory stock options to employees, directors and consultants. The Plan authorizes common stock issuances and grants of options to purchase up to 2,766,666 shares of authorized but unissued common stock. In February 2000 the Company adopted the 2000 Equity Incentive Plan which amended and restated the 1997 stock option/stock issuance plan. The number of shares available for issuance was increased to 11,666,666 shares of authorized but unissued common stock. At December 31, 2000, there were 3,917,998 additional shares available for grant or issuance under the Plan. Stock options are granted with an exercise price equal to the fair market value of the common shares at the date of grant as determined by the Compensation Committee of the Company's Board of Directors. Incentive and non-statutory stock options generally have ten-year terms and vest over one to four years. Some of the Company's options are exercisable upon grant; however, shares issued upon exercise are restricted and subject to repurchase at the exercise price if employees terminate prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

   The Company has assumed certain stock option plans and the outstanding stock options of Contigo Software, Inc ("assumed plans"). Stock options under the assumed plans have been converted into the Company's stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. At December 31, 2000, 1,538,794 options were outstanding under the assumed plans with a weighted average exercise price of $2.62 and a weighted average remaining contractual life of 2.4 years.

   The Company utilizes APB Opinion No. 25 in accounting for its Plan and, accordingly, because the Company generally grants options at fair value, no compensation cost has been recognized in the accompanying financial statements for stock options granted in 1998. In 1999, a total of 1,373,167 options and 33,333 common shares were granted with exercise prices and purchase prices less than fair value, resulting in total compensation, net of forfeitures, to be recognized over the vesting period of $11,790,918. In 2000, a total of 403,008 options and 398,296 common shares were granted with exercise prices and purchase prices less than fair value, resulting in total compensation, net of forfeitures, to be recognized over the vesting period of $9,075,000. The per share weighted-average fair value of stock options granted during 1998 and 1999 was $.11 and $12.02, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividends, zero volatility, risk-free interest rate of 6%, and an expected life of 6 years. The per share weighted-average fair value of stock options granted during 2000 was $6.64 using the Black Scholes option pricing model with the following weighted average assumptions: no expected dividends, expected volatility of 175%, risk-free interest rate of 6.5% and an expected life of 6 years. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's 1998, 1999 and 2000 net loss attributable to common stockholders would have been approximately $3,301,489, $113,459,028 and $116,068,000, respectively, and the net loss per share attributable to common stockholders would have been approximately $10.38, $260.39 and $5.41, respectively.

   Stock option activity during 1998, 1999 and 2000 is as follows:

                                                    Number of   Weighted-average
                                                      Shares     exercise price
                                                    ----------  ----------------
Balance at January 1, 1998.........................    553,333        0.15
  Granted at fair value............................    485,667        0.24
  Exercised........................................    (16,667)       0.15
  Cancelled........................................   (169,000)       0.15
                                                    ----------
Balance at December 31, 1998.......................    853,333        0.20
  Granted at less than fair value..................  1,373,167        1.16
  Exercised........................................   (209,139)       0.23
  Cancelled........................................   (438,904)       0.41
                                                    ----------
Balance at December 31, 1999.......................  1,578,457        0.98
  Granted at less than fair value..................    403,008        4.50
  Granted at fair value............................  6,333,350        6.95
  Exercised........................................   (385,778)       1.18
  Cancelled........................................ (1,306,715)       7.12
                                                    ----------
Balance at December 31, 2000.......................  6,622,322        5.66
                                                    ==========

   At December 31, 2000, the weighted-average remaining contractual life of outstanding options was approximately 6.4 years, with exercise prices ranging from $0.15 to $10.80 per share. Restricted shares issued for options exercised which are subject to repurchase totaled 64,788 shares at December 31, 2000.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                       Options outstanding                      Options Exercisable
      --------------------------------------------------------------------------------
                                    Weighted
                                     average
                                    remaining     Weighted                 Weighted
         Range of        Number    contractual    average     Number of    average
     exercise prices   outstanding    life     exercise price  Options  exercise price
     ----------------  ----------- ----------- -------------- --------- --------------
       $0.15 -- 0.38      354,758      6.8         $0.18        354,758     $ 0.18
        0.78 -- 1.56      654,899      7.5          1.49        654,899       1.49
        2.00 -- 2.56    1,584,836      8.8          2.54             --         --
        4.50 -- 5.63    1,368,297      5.5          5.16        270,453       4.58
        8.00 -- 10.80   2,659,532      5.1          9.53        870,229      10.11
                        ---------                             ---------
                        6,622,322      6.4          5.66      2,150,339       5.15
                        =========                             =========

   In addition, the Company has sold 548,295 shares of common stock through stock purchase rights under the Plan at prices ranging from $0.15 to $10.80 per share.

     (c)  Employee Stock Purchase Plan

   In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan ("ESPP"). The board of directors has reserved 400,000 shares of common stock for issuance under the 2000 ESPP. The 2000 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six month intervals. At December 31, 2000 approximately $290,000 of payroll deductions have been withheld from employees for future purchases under the plan. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

     (d)  Stock Purchase Warrants

   In January 1999, in the connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C preferred stock. The warrants are exercisable at $1.04 per share and expire on July 24, 2005. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 10 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

   In September 1999, in connection with obtaining a $1.5 million master loan and security agreement, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants are exercisable at $3.00 per share and will expire on September 29, 2004. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 5 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

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

   In June 2000, the Company issued a warrant to purchase 10,000 shares of common stock. The warrants are exercisable at $8.00 per share and expire on June 30, 2005. The warrant is in exchange for certain marketing costs and were expensed as sales and marketing costs at the grant date. The warrants became exercisable on July 24, 2000, and are not contingent on counterparty performance. The fair value of the warrant was $89,000 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of five years.

(8) STOCKHOLDERS' EQUITY

    (a) Initial Public Offering

   On July 28, 2000, the Company closed its initial public offering of 7,000,000 shares of common stock at $8.00 per share, for net proceeds, after deducting underwriting commissions and expenses, of $50.3 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock.

    (b) Stock split

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

    (c) Note receivable from officer for stock

   In connection with an issuance of restricted common stock on May 16, 2000, the Company received a full recourse note receivable from its chief financial officer for $1,124,625, due in full on May 15, 2006. On

November 21, 2000, this note was amended from a full recourse note to a note with the underlying shares as the sole collateral. Accordingly, at that date the company began adjusting the note to the fair value of the underlying collateral through compensation charges. Subsequent to year-end, the chief financial officer resigned and returned the restricted stock to the Company and the note receivable was cancelled.

(9) COMMITMENTS AND CONTINGENCIES

    (a) Operating Leases

   The Company leases office facilities under various operating lease agreements that expire through 2009. Two of the office facilities are leased from entities who are controlled by directors or former directors of the Company. Rent expense related to these leases was $103,635, $305,049 and $893,684 for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum lease payments are as follows (in thousands):

                                                                      Portion
                                                                    attributable
                                                                     to related
                                                             Total    parties
                                                            ------- ------------
     2001.................................................. $ 2,954   $   894
     2002..................................................   2,905       850
     2003..................................................   2,556       819
     2004..................................................   2,312       819
     2005..................................................   1,851       819
     Thereafter............................................   3,214     3,069
                                                            -------   -------
     Total future minimum lease payments................... $15,792   $ 7,270
                                                            =======   =======

   Total rent expense for the years ended December 31, 1998, 1999 and 2000 was $132,183, $529,872 and $2,771,599, respectively. As part of the restructuring described in note 11 the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to eleven leases, which expire at various dates. Currently, the minimum lease payments for the eleven offices total approximately $109,000 per month.

    (b) Purchase Commitments

   At December 31, 2000, the Company had commitments outstanding for software maintenance and royalties of approximately $1,500,000, all of which will be expended through December 2001. In connection with the commitments, the Company received a warrant to purchase 1,000,000 shares of Series B Preferred stock of AudioTalk Networks, Inc. (AudioTalk), a privately held company. The warrant had an exercise price of $2.00 a share and expires on June 30, 2001. Due to the lack of a readily determinable fair market value for securities of the issuer, no value was attributed to the warrant at December 31, 1999. The Company exercised the warrant in March 2000 and the shares were recorded at cost as of March 31, 2000. In April 2000 AudioTalk was acquired by HearMe, a publicly traded company. As a result, the Company received cash of $647,811 and 313,551 shares of HearMe common stock in exchange for its AudioTalk shares. The HearMe common stock was initially recorded at the cost basis of the Audiotalk shares. The receipt of cash reduced the cost basis of the investment in the HearMe stock. As an available-for-sale investment security, unrealized gains and losses have been excluded from earnings and reported as a separate component of stockholders' equity until realized.

   At December 31, 2000, the Company had a purchase commitment for sales and marketing services totaling $750,000 to be expended in the first quarter of 2001.

   The Company has commitments for bandwidth usage and telephony services with various service providers. For the years ending December 31, 2001, 2002, 2003, 2004, and 2005, the minimum commitments are approximately $10.4 million, $10.0 million, $7.3 million, $0.8 million, and $0.1 million, respectively. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

   Additionally, subsequent to year-end, the Company entered into an agreement to resell certain content delivery, hosting, network streaming and application services for a total purchase commitment of $900,000 to be expended ratably over 2001.

    (c) Employment Contracts

   The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of December 31, 2000, the Company's liability would be approximately $322,500 if the officer were terminated under certain conditions (as defined in the agreement).

    (d) Severance

   The Company has made commitments to executives who are no longer with the Company including certain executives of Contigo Software, Inc. As of December 31, 2000, the Company's severance liability to these executives was approximately $830,000. Subsequent to year end the Company incurred an additional severance liability of $83,000. Of the $913,000, $805,500 will be expended in 2001 with the remainder of $107,500 to be expended in 2002.

    (e) Litigation

   From time to time, the Company has been subject to litigation and claims in the ordinary course of business. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement. Subsequent to year-end, the Company reached a settlement with respect to this litigation. As part of the settlement the Company has agreed to change its name. Expenses related to this litigation, net of insurance reimbursement, have been accrued as of December 31, 2000 and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(10) EMPLOYEE BENEFIT PLAN

   The Company adopted, effective January 1, 1998, a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. In 1999, the Company made a discretionary employer matching contribution of $13,072 and did not make a discretionary employer profit sharing contribution. The Company did not make a discretionary employer matching or profit sharing contribution to the plan in 1998 or 2000.

(11) RESTRUCTURING RESERVES

   In 2000, the Company began an across-the-board assessment of its cost structure and in December 2000, the board of directors approved a plan of restructuring. The Company's efforts were directed toward a focus on its core service offerings, Webconferencing and Collaboration, which also included service reductions of non-core services and an outsource agreement with respect to Webcasting. Additionally, in connection with streamlining operations, the Company refocused its marketing strategy, intends to close several leased office facilities and reduced its workforce.

   In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter of 2000 and amounted to $9.5 million. The restructuring activities primarily related to lease and other contract cancellation costs and asset impairment charges. The charge included cash charges of $3.5 million for contract cancellation costs and non-cash charges of $1.6 million for asset write-offs. As a result of this restructuring the Company anticipates taking a charge of approximately $0.8 million in the first quarter of 2001 related to additional severance costs. Approximately 115 employees were affected by the restructuring, publicly announced on January 9, 2001, three of whom were in management positions. The workforce reduction affected all departments.

   The remaining liabilities at December 31, 2000 total $4.4 million and relate principally to lease and other contract cancellation costs, which will be relieved through 2005 as leases and contracts expire.

(12) SIGNIFICANT CUSTOMERS AND SUPPLIERS

   In 2000, the Company did not have significant concentrations with respect to sales or accounts receivable. In 1999, the Company had sales to two customers representing 21% and 9% of total revenue, respectively. The receivables due from these customers at December 31, 1999 was $250,000 and $42,837, respectively.

   The Company purchases key components of its telephony technology platform from a single supplier. These components form the basis of the Company's audio conferencing services. The Company has no guaranteed supply arrangements nor a supply contract with the provider of these components. In 2000, the Company purchased $5,400,000 in equipment and services from this key supplier.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Evoke Communications, Inc.:

   Under the date of February 20, 2001, we reported on the consolidated balance sheets of Evoke Communications, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule, included in Schedule II--Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    KPMG LLP

Boulder, Colorado
February 20, 2001

                           Evoke Communications, Inc.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                   Balance at                        Balance at
                                  beginning of Charged to              end of
Description                          period    operations Deductions   period
-----------                       ------------ ---------- ---------- ----------
Year ended December 31, 1998:
 Allowances deducted from asset
  accounts:
  Allowance for doubtful
   accounts......................       --           20       --           20
  Deferred tax asset valuation
   allowance.....................       --        1,547       --        1,547
Year ended December 31, 1999:
 Allowances deducted from asset
  accounts:
  Allowance for doubtful
   accounts......................       20           44      (29)          35
  Deferred tax asset valuation
   allowance.....................    1,547        4,792       --        6,339
Year ended December 31, 2000:
 Allowances deducted from asset
  accounts:
  Allowance for doubtful
   accounts......................       35          756      (26)         765
  Deferred tax asset valuation
   allowance.....................    6,339       30,159       --       36,498