Form 10-K/A
period 2000-12-31
EVOKE COMMUNICATIONS INC
filed 2001-05-02
CIK 1046832

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A

                             AMENDMENT NO. 1 TO THE

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

                          Annual Report on Form 10-K/A

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

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of operations data for each of the years in the three year period ended
December 31, 2000, and the balance sheet data at December 31, 1999 and 2000 are derived from our financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The statement of operations data for the period from inception (April 17, 1997) to December 31, 1997 and the balance sheet data at December 31, 1997 and 1998 are derived from our audited financial statements, which have been audited by KPMG LLP and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. Historical results are not necessarily indicative of the results to be expected in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report on Form 10-K/A contains forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our consolidated financial statements and related notes that begin on page F-1.

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

   The calculation of loss per share before amortization and charges, which excludes preferred stock dividends and accretion, is as follows:

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1999         2000
                                                     -----------  -----------
Net loss............................................ $   (13,047)    $(98,753)
Add: Amortization of goodwill and other intangible
 assets.............................................          --       14,534
Add: Stock based compensation expense...............       2,484        8,383
Add: Equity in loss of unconsolidated joint
 venture............................................          --          181
                                                     -----------  -----------
Loss before amortization and charges................    $(10,563)    $(75,655)
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

   (a) The following documents are filed as part of this Annual Report on Form 10-K/A.

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

 Exhibit
 No.      Description
 -------- -----------
 10.11**  Note and Warrant Purchase Agreement, dated March 31, 1998, among
          Registrant and the partners named therein.
 10.12**  Lease, dated March 3, 1997, between BMC Properties, LLC and
          Registrant.
 10.13**  Lease, dated June 6, 1999, between BLC Properties, LLC and
          Registrant.
 10.14+** Source Code and Object Code License Agreement, dated December 29,
          1999, between Registrant and AudioTalk Networks, Inc.
 10.15**  Personal Services Agreement, dated November 17, 1999, between
          Registrant and Jim LeJeal.
 10.16**  Personal Services Agreement, dated November 17, 1999, between
          Registrant and Paul Berberian.
 10.17+** Services Agreement, dated November 17, 1999, between the Registrant and At Home Corporation d.b.a. Excite@Home.
 10.18**  Series E Preferred Stock Purchase Agreement, dated as of March 29,
          2000, between Registrant and Microsoft Corporation.
 10.19**  Personal Services Agreement, dated March 30, 2000, between the
          Registrant and Terence G. Kawaja.
 10.20+** Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.
 10.21+** License and Services Agreement, dated June 21, 2000, between the
          Registrant and Evoke Communications B.V.
 10.22*** Separation and Release Agreement, dated November 14, 2000, between
          Registrant and James L. LeJeal.
 10.23*** Separation and Release Agreement, dated March 2, 2001, between
          Registrant and Terence G. Kawaja.
 10.24*** Amendment to Evoke Communications, B.V. Shareholders Agreement, dated
          October 1, 2000, between Registrant and @viso Limited.
 10.25*** Termination and Release, dated March 16, 2001, between Registrant and
          Work.com LLC.
 21.1**   Subsidiaries of Registrant.
 23.1**   Consent of Cooley Godward LLP.
 23.2     Consent of KPMG LLP.
 24.1***  Powers of attorney (included on Page 38).

--------------

+   Confidential treatment granted with respect to portions of these exhibits.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-30708.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K
    (File No. 000-31045) as filed on March 29, 2001.

(b) Reports on Form 8-A.

On December 6, 2000, we filed a report of form 8-K updating Item 5 thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2001.

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

              Signature                           Title                 Date
              ---------                           -----                 ----
       /s/ Paul A. Berberian
 ___________________________________  Chairman of the Board, Chief      May 1, 2001
          Paul A. Berberian            Executive Officer and President
                                       (Principal Executive
                                       Officer)
      /s/ Nicholas J. Cuccaro        *Chief Financial Officer           May 1, 2001
------------------------------------   (Principal Financial and
         Nicholas J. Cuccaro           Accounting Officer

           /s/ Andre Meyer*           Director                          May 1, 2001
------------------------------------
             Andre Meyer

         /s/ Don Hutchison*           Director                          May 1, 2001
------------------------------------
            Don Hutchison

         /s/ Bradley A. Feld*         Director                          May 1, 2001
------------------------------------
           Bradley A. Feld

       /s/ Steven C. Halstedt*        Director                          May 1, 2001
------------------------------------
         Steven C. Halstedt

       /s/ Carol deB. Whitaker *      Director                          May 1, 2001
------------------------------------
         Carol deB. Whitaker

        /s/ Dr. Massih Tayebi*        Director                          May 1, 2001
------------------------------------
           Dr. Massih Tayebi

     /s/ Paul A. Berberian
*By:____________________________
       Paul A. Berberian
        Attorney-in-Fact

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

                          EVOKE COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (In thousands, except share data)

                    Preferred Stock                                   Unearned      Note     Accumulated
                       Series A          Common Stock    Additional    stock     receivable     other
                   ------------------  -----------------  paid-in      option       from    comprehensive Accumulated
                     Shares    Amount    Shares   Amount  capital   compensation  officers      loss        deficit    Total
                   ----------  ------  ---------- ------ ---------- ------------ ---------- ------------- ----------- --------
Balances at
January 1, 1998..   5,025,000  $ 503      316,667  $  1   $     47    $    --      $  --       $   --      $    (749) $   (198)
 Exercise of
 common stock
 options.........         --     --        16,666   --           2         --         --           --            --          2
 Net loss........         --     --           --    --         --          --         --           --         (3,273)   (3,273)
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
1998.............   5,025,000    503      333,333     1         49         --         --           --         (4,022)   (3,469)
 Exercise of
 common stock
 options.........         --     --       209,140   --          47         --         --           --            --         47
 Common stock
 issued for
 cash............         --     --        33,333   --          52         --         --           --            --         52
 Issuance of
 common stock
 options at less
 than fair
 value...........         --     --           --    --      11,791     (11,791)       --           --            --        --
 Amortization of
 unearned stock
 option
 compensation....         --     --           --    --         --        2,485        --           --            --      2,485
 Net loss........         --     --           --    --         --          --         --           --        (13,047)  (13,047)
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
1999.............   5,025,000    503      575,806     1     11,939      (9,306)       --           --        (17,069)  (13,932)
 Exercise of
 common stock
 options.........         --     --       401,253     1        488         --         --           --            --        489
 Issuance of
 common stock
 warrants........         --     --           --    --         110         --         --           --            --        110
 Issuance of
 common stock
 options at less
 than fair value,
 net of
 forfeitures.....         --     --           --    --       5,862      (5,862)       --           --            --        --
 Issuance of
 common stock to
 officers and
 directors at
 less than fair
 value...........         --     --       395,168   --       5,338      (3,213)    (1,125)         --            --      1,000
 Amortization of
 unearned stock
 option
 compensation....         --     --           --    --         --        8,290        --           --            --      8,290
 Adjustment of
 note receivable
 to fair value...         --     --           --    --         --          --         687          --            --        687
 Interest on note
 receivable......         --     --           --    --         --          --         (45)         --            --        (45)
 Issuance of
 common stock and
 common stock
 options for the
 acquisition of
 business........         --     --     4,425,176     7     78,317        (568)       --           --            --     77,756
 Conversion of
 convertible
 preferred stock
 and mandatorily
 redeemable
 preferred stock
 value...........  (5,025,000)  (503)  34,037,522    51    117,136         --         --           --            --    116,684
 Issuance of
 common stock
 upon the
 Company's
 initial public
 offering, net of
 offering costs..         --     --     7,000,000    10     50,276         --         --           --            --     50,286
 Comprehensive
 loss:
 Foreign currency
 translation
 adjustment......         --     --           --    --         --          --         --           294           --        294
 Unrealized
 losses on
 investments.....         --     --           --    --         --          --         --        (1,156)          --     (1,156)
 Net loss........         --     --           --    --         --          --         --           --        (98,753)  (98,753)
 Comprehensive
 loss............         --     --           --    --         --          --         --           --            --        --
                   ----------  -----   ----------  ----   --------    --------     ------      -------     ---------  --------
Balances at
December 31,
2000.............         --   $ --    46,834,925  $ 70   $269,466    $(10,659)    $ (483)     $  (862)    $(115,822) $141,710
                   ==========  =====   ==========  ====   ========    ========     ======      =======     =========  ========
                   Comprehensive
                       loss
                   ------------- ---
Balances at
January 1, 1998..
 Exercise of
 common stock
 options.........
 Net loss........
Balances at
December 31,
1998.............
 Exercise of
 common stock
 options.........
 Common stock
 issued for
 cash............
 Issuance of
 common stock
 options at less
 than fair
 value...........
 Amortization of
 unearned stock
 option
 compensation....
 Net loss........
Balances at
December 31,
1999.............
 Exercise of
 common stock
 options.........
 Issuance of
 common stock
 warrants........
 Issuance of
 common stock
 options at less
 than fair value,
 net of
 forfeitures.....
 Issuance of
 common stock to
 officers and
 directors at
 less than fair
 value...........
 Amortization of
 unearned stock
 option
 compensation....
 Adjustment of
 note receivable
 to fair value...
 Interest on note
 receivable......
 Issuance of
 common stock and
 common stock
 options for the
 acquisition of
 business........
 Conversion of
 convertible
 preferred stock
 and mandatorily
 redeemable
 preferred stock
 value...........
 Issuance of
 common stock
 upon the
 Company's
 initial public
 offering, net of
 offering costs..
 Comprehensive
 loss:
 Foreign currency
 translation
 adjustment......    $    294
 Unrealized
 losses on
 investments.....      (1,156)
 Net loss........     (98,753)
                   -------------
 Comprehensive
 loss............    $(99,615)
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

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                Options outstanding             Options Exercisable
                       -------------------------------------- ------------------------
                                    Weighted
                                     average
                                    remaining     Weighted                 Weighted
         Range of        Number    contractual    average     Number of    average
     exercise prices   outstanding    life     exercise price  Options  exercise price
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


(13) EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

   On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company will incur a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company's common stock, which will result in the recognition of a realized loss of $1.2 million on the investment in the first quarter of 2001.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Evoke Communications, Inc.:

   Under the date of February 20, 2001, we reported on the consolidated balance sheets of Evoke Communications, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K/A for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule, included in Schedule II--Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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