Form 10-Q
period 2001-03-31
EVOKE COMMUNICATIONS INC
filed 2001-05-14
CIK 1046832

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  __________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period from _____________ to _____________.

                      Commission File Number:   000-31045

                          Evoke Communications, Inc.
            (Exact Name of Registrant as specified in its charter)

          Delaware                                     84-1407805
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

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value   -   47,093,772 as of April 30, 2001.

                          Evoke Communications, Inc.
                                     Index

                                                                                                                            Page
                                                                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)                        3

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001
          (unaudited)                                                                                                         4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001
          (unaudited)                                                                                                         5

          Notes to the Condensed Consolidated Financial Statements (unaudited)                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                              10

          Additional Risk Factors that May Affect Our Operating Results and The Market Price Our Common of Stock             15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                         22

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                  22

Item 2.   Changes in Securities and Use of Proceeds                                                                          22

Item 3.   Defaults Upon Senior Securities                                                                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                                                                22

Item 5.   Other Information                                                                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                                                                   23

SIGNATURES                                                                                                                   24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EVOKE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                      (unaudited)
                                                                                                  December 31, 2000  March 31, 2001
                                                                                                  -----------------  --------------
Assets
Current assets:
 Cash and cash equivalents......................................................................          $  43,311       $  34,467
 Investments....................................................................................                196              --
 Accounts receivable, net of allowance for doubtful accounts of $765 and $739 at
   December 31, 2000 and March 31, 2001, respectively.............................................            4,891           5,848
 Prepaid expenses and other current assets......................................................              3,825           3,620
                                                                                                          ---------       ---------

 Total current assets...........................................................................             52,223          43,935
Property and equipment, net.....................................................................             35,330          32,297
Goodwill and other intangible assets, net.......................................................             65,157          58,530
Due from affiliate..............................................................................              4,744           4,435
Other assets....................................................................................              1,370           1,435
                                                                                                          ---------       ---------
Total Assets....................................................................................          $ 158,824       $ 140,632
                                                                                                          =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...............................................................................          $   5,919       $   6,918
 Current portion of long-term debt..............................................................              1,505           1,411
 Accrued expenses...............................................................................              3,638           2,240
 Restructuring reserve..........................................................................              1,412           1,274
 Deferred revenue...............................................................................                878             506
                                                                                                          ---------       ---------

 Total current liabilities......................................................................             13,352          12,349
Long-term debt, less current portion............................................................                810             541
Restructuring reserve, less current portion.....................................................              2,952           2,582
                                                                                                          ---------       ---------

Total Liabilities...............................................................................             17,114          15,472
                                                                                                          ---------       ---------

Stockholders' Equity:
 Undesignated preferred stock, 10,000,000 shares authorized at
   December 31, 2000 and March 31, 2001; none issued or outstanding...............................               --              --
 Common stock, par value $.0015; 130,000,000 shares authorized at
   December 31, 2000 and March 31, 2001;  46,834,925 and 47,075,012 shares
   issued and outstanding at December 31, 2000 and March 31, 2001, respectively...................               70              71
 Additional paid-in capital.....................................................................            269,466         265,105
 Accumulated other comprehensive loss...........................................................               (862)            (19)
 Note receivable from officer...................................................................               (483)             --
 Unearned stock option compensation.............................................................            (10,659)         (6,194)
 Accumulated deficit............................................................................           (115,822)       (133,803)
                                                                                                          ---------       ---------

 Total Stockholders' Equity.....................................................................            141,710         125,160
                                                                                                          ---------       ---------

 Commitments and contingencies

 Total Liabilities and Stockholders' Equity.....................................................          $ 158,824       $ 140,632
                                                                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements

                          EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                                     ---------
                                                                                  2000            2001
                                                                                  ----            ----
Revenue..................................................................       $  1,859        $  9,017
Cost of revenue:
 (exclusive of stock-based compensation expense of
 $62 and $62, respectively, shown below).................................          2,654           6,128
                                                                                --------        --------

   Gross profit (loss)...................................................           (795)          2,889
                                                                                --------        --------

Operating expenses:
 Sales and marketing (exclusive of stock-based compensation expense of
   $302 and $169, respectively, shown below).............................         10,914           6,689
 Research and development (exclusive of stock-based compensation
   expense of $196 and $141, respectively, shown below)..................          1,104           1,509
 General and administrative, (exclusive of stock-based compensation
   expense of $3,621 and $24, respectively, shown below).................          1,289           2,278
 Amortization of intangible assets.......................................             --           6,626
 Stock-based compensation expense........................................          4,181             396
 Restructuring charges and contract termination expenses.................             --           2,581
                                                                                --------        --------

   Total operating expenses..............................................         17,488          20,079
                                                                                --------        --------

   Loss from operations..................................................        (18,283)        (17,190)

 Other income (expense)..................................................            935            (791)
                                                                                --------        --------

   Net loss..............................................................        (17,348)        (17,981)
Preferred stock dividends and accretion to preferred stock
 redemption value........................................................          1,181              --
                                                                                --------        --------

 Net loss attributable to common stockholders............................       $(18,529)       $(17,981)
                                                                                ========        ========

Loss per share-basic and diluted.........................................       $ (23.23)       $  (0.38)
                                                                                ========        ========

Weighted average number of common shares
 outstanding-basic and diluted...........................................            798          46,962
                                                                                ========        ========

    See accompanying notes to condensed consolidated financial statements.

                          EVOKE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (unaudited)

                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                            ---------
                                                                                                        2000              2001
                                                                                                        ----              ----
Cash flows from operating activities:
 Net loss......................................................................................       $(17,348)         $(17,981)
 Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation and amortization.................................................................          1,444             9,047
 Loss on disposition of short-term investment..................................................             --             1,195
 Asset impairment charges......................................................................             --             1,495
 Stock-based compensation......................................................................          4,181               396
 Other.........................................................................................              4                68
Changes in operating assets and liabilities:
 Accounts receivable...........................................................................           (364)             (958)
 Prepaid expenses and other current assets.....................................................           (558)             (186)
 Other assets..................................................................................         (1,033)              324
 Accounts payable and accrued expenses.........................................................           (325)           (1,370)
                                                                                                      --------          --------

Net cash used by operating activities..........................................................        (13,999)           (7,970)
                                                                                                      --------          --------

Cash flows from investing activities:
 Purchase of property and equipment............................................................         (8,728)             (511)
 Proceeds from disposition of equipment........................................................             --                 8
 Purchase of short-term investment.............................................................         (2,000)               --
 Loan to Contigo Software, Inc.................................................................           (300)               --
                                                                                                      --------          --------

Net cash used by investing activities..........................................................        (11,028)             (503)
                                                                                                      --------          --------

Cash flows from financing activities:
 Net proceeds from issuance of preferred stock.................................................          5,000                --
 Proceeds from issuance of common stock........................................................            728                --
 Payments on debt..............................................................................           (312)             (363)
 Other.........................................................................................             --                (8)
                                                                                                      --------          --------

Net cash provided (used) by financing activities...............................................          5,416              (371)
                                                                                                      --------          --------

Decrease in cash and cash equivalents..........................................................        (19,611)           (8,844)
Cash and cash equivalents at beginning of period...............................................         89,234            43,311
                                                                                                      --------          --------

Cash and cash equivalents at end of period.....................................................       $ 69,623          $ 34,467
                                                                                                      ========          ========

Supplemental cash flow information - interest paid in cash.....................................       $     87          $     58
                                                                                                      ========          ========

Supplemental disclosure of noncash investing and financing activities:

Short-term debt and accrued interest converted to preferred stock..............................       $     75          $     --
                                                                                                      ========          ========
Accounts payable incurred for purchases of property and equipment..............................       $  3,762          $    287
                                                                                                      ========          ========
Exchange of investment for forgiveness of debt.................................................       $     --          $    157
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

                          EVOKE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

     Evoke Communications, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides real-time interactive business communications tools that enable virtual meetings. The Company operates in a single segment. The condensed consolidated financial statements include the accounts of Evoke Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

     The accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K/A (Commission File No. 000-31045), filed on May 2, 2001. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

(b) Cash, Cash Equivalents and Investments

     All highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market accounts at two financial institutions. Current investment consisted of an equity investment in a public company. This investment was classified as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment was carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned the investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001.

(c) Goodwill and Other Intangible Assets

     Intangible assets consist primarily of goodwill, which is being amortized using the straight-line method over an estimated useful life of three years.

(d) Revenue Recognition

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

     The Company's Talking Email customers are charged based on prices and specific service terms, which are negotiated in advance of service delivery. Revenue is recognized, including any setup fees, ratably over the life of the contract.

(e) Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock. Basic and diluted EPS are the same for the three months ended March 31, 2000 and 2001 as all potential common stock instruments are antidilutive.


(2) JOINT VENTURES AND ACQUISITIONS

     On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company made net cash payments of approximately $4.6 million to Evoke Communications Europe, approximately $4.4 million of which are to be repaid under the terms of a promissory note, granted a technology license to Evoke Communications Europe and was issued common stock representing 51% ownership in Evoke Communications Europe. The Company uses the equity method of accounting for this investment as @viso Limited was granted rights that significantly affect the Company's ability to control Evoke Communications Europe. The Company has recorded losses, which have reduced the Company's investment in Evoke Communications Europe to zero. The Company has no obligations to fund future operating losses of Evoke Communications Europe. The Company has advanced Evoke Communications Europe approximately $4.4 million, after foreign currency adjustments, that is reflected in the balance sheet in long term assets as due from affiliate. The Company will continue to report its share of equity method losses in the statement of operations to the extent of and as an adjustment to the adjusted basis of the amount due from affiliate based on the change in the Company's claim on the Evoke Communications Europe net book value. The Company's receivable from Evoke Communications Europe was not impaired and, as a result, the Company did not record a loss in the first quarter of 2001.

     On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statement of operations for the three months ended March 31, 2001. The purchase price allocation is as follows:

                                                                                      (in millions)
                                                                                      -------------
Tangible net assets...............................................................         $ 2.8
Assumed unearned stock option compensation........................................           0.6
Goodwill and other intangible assets..............................................          80.5
                                                                                           -----

Total purchase price allocation...................................................         $83.9
                                                                                           =====

     Goodwill and other intangible assets are being amortized using the straight-line method over an estimated useful life of three years.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 2000 (in thousands, except per share data).

                                                                                                Three months ended March 31,
                                                                                                -----------------------------
                                                                                                         2000           2001
                                                                                                     --------       --------
Revenue.......................................................................................       $  3,168       $  9,017
Net loss......................................................................................        (26,205)       (17,981)
Basic and diluted net loss per share..........................................................          (5.02)         (0.38)

     The pro forma results for the three months ended March 31, 2000 combine the Company's results for the three months ended March 31, 2000 with the results of Contigo for the period from January 1, 2000 through March 31, 2000. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2000. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


(3) RESTRUCTURING

     The Company recorded charges totaling $9.5 million in 2000 and $0.8 million in the first quarter of 2001 for restructuring activities. In addition, as described in Note 4, the Company incurred contract termination expenses of $1.8 million in the first quarter of 2001. The Companies restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellation charges and the closure of several remote sales offices. In the first quarter of 2001, the Company continued its restructuring activities designed to further reduce spending and to focus on core service offerings.

Restructuring reserves and activity for the first three months of 2001 are detailed below (in thousands):

                                                                         Restructuring                    Reserve
                                        Cash/       Reserve Balance         Reserve                       Balance
                                      Non-Cash     December 31, 2000      Adjustments      Payments    March 31, 2001
                                      --------     -----------------     -------------     --------    --------------
Consulting fees                         Cash            $  155             $     --          $155          $   --
Contract cancellation charges           Cash               819                   --            32             787
Closure of remote sales facilities      Cash             3,390                   --           321           3,069
                                                        ------              --------         ----          ------
Totals                                                  $4,364              $     --         $508          $3,856
                                                        ======              ========         ====          ======

     The reserve balances for contract cancellation charges are expected to be utilized ratably through April 2003. Facility reserves may increase or decrease based on our ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005.


(4) CONTRACT TERMINATION EXPENSES

 On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company incurred a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million on the investment in the first quarter of 2001.


(5) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by either directors or former directors of the Company. A large portion of the remaining facilities are satellite sales offices. As indicated in
Note 3, the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to eleven leases. Total future minimum lease payments, not including any potential reductions, under all operating leases, approximate $15.9 million at March 31, 2001.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of March 31, 2001 is approximately $27.2 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     In January 2001, the Company entered into an agreement to resell certain content delivery, hosting, network streaming and application services for a total purchase commitment of $900,000 to be expended ratably over 2001.

(c) Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of March 31, 2001, the Company's liability would be approximately $322,500 if the officer were terminated under certain conditions (as defined in the agreement).

(d) Severance

     The Company has made commitments to executives who are no longer with the Company including certain executives of Contigo Software, Inc. As of March 31, 2001, the Company's total future severance liability to these executives was approximately $629,000.

(e) Litigation

     From time to time, the Company has been subject to litigation and claims in the ordinary course of business. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement. In the first quarter of 2001, the Company reached a settlement with respect to this litigation. As part of the settlement the Company has agreed to change its name. Expenses related to this litigation, net of insurance reimbursement, were accrued as of December 31, 2000 and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(6) RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that a company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We have not, to date, engaged in derivative or hedging activities. We have adopted SFAS No. 133 as required by SFAS No. 137 in 2001.

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. On March 24, 2000 Staff Accounting Bulletin No. 101A-- Amendment (SAB 101A) was released to effectively delay the implementation of SAB
101. On June 26, 2000, Staff Accounting Bulletin No. 101B--Second Amendment (SAB
101B) was issued and amends the transition provisions of SAB 101 and effectively supersedes the original extension provided for in SAB 101A. SAB 101B further delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB 101, as revised, and therefore these pronouncements have had no impact on our financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

Overview

     We provide Web and phone conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. As part of our restructuring announced in January 2001, we intend to focus our resources on our highest-revenue generating services and core competencies, Webconferencing and Collaboration. These services offer a continuum of real-time, interactive communications tools for businesses, including automated audio conferencing, Webconferencing for Web presentations and online controls, and Collaboration, which allows users to share applications, tour the Web and whiteboard ideas online. Our business model is largely usage-based, which generally means that our customers only pay for the services they use. We sell these services to large and medium-sized corporations in various vertical markets as well as to resellers of conferencing and communications services through our direct and indirect sales forces.

     We have incurred losses since commencing operations and, as of March 31, 2001, we had an accumulated deficit of $133.8 million. Our net loss was $18.5 million and $18.0 million for the three months ended March 31, 2000 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary systems and services, expand our infrastructure, and increase our sales efforts. We expect to continue to incur losses at least through 2002, particularly due to the large amount of goodwill amortization we anticipate recording over the next three years. We will need to generate significantly higher revenue to support expected expenses and to achieve and sustain profitability.

     On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill and other intangible assets in the quarter ending June 30, 2000, which we are amortizing over a period of three years. For the quarter ended March 31, 2001, amortization expense pertaining to goodwill and other intangible assets was $6.6 million. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off.

     Prior to our restructuring in January 2001, we derived revenue from services other than our Webconferencing and Collaboration services, including from our Webcasting and Talking Email services. In 2001 and in the foreseeable future we expect that substantially all of our revenue will be attributable to our Webconferencing and Collaboration services. The following describes how we recognize revenue for the services that we offered in the first quarter of 2001.

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

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. Since our infrastructure build-out is nearing completion, we expect a decreasing need for large-scale capital expenditures, thereby reducing the increases in depreciation, Internet access and bandwidth expenses over time. We expect our capacity and infrastructure will accommodate our revenue projections through the second quarter of 2002.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, consulting fees, remote sales offices expenses, advertising and promotion expenses and allocated overhead. In the fourth quarter of 2000 and continuing into the first quarter of 2001 we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices and as a result, we expect sales and marketing expenses to decrease in the near term.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, consulting fees and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make investments in research and development and anticipate that these expenses will remain relatively flat in absolute dollars, however, we expect them to decrease as a percentage of revenue over time.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars, however, we expect them to decrease as a percentage of revenue over time.

     Amortization of intangible assets consists of amortization of intangible assets acquired in business combinations, including goodwill. In connection with the Contigo acquisition, we expect amortization expense, absent any definitive changes in accounting for goodwill by the Financial Accounting Standards Board, for the next three fiscal years as follows (in thousands):

            Year Ended December 31,                 Amortization Expense
            -----------------------                 --------------------
               2001..............................         $26,504
               2002..............................         $26,504
               2003..............................         $12,149

     Since our inception, we have used stock-based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the quarter ended March 31, 2001 we recorded $0.5 million of deferred stock option compensation and we expensed $0.5 million related to stock-based compensation. Additionally, as a result of the reduction in our workforce that took place in January 2001 we also reversed $4.5 million of deferred stock option compensation related to the cancellation of unvested stock options. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock-based compensation expense of approximately

$2.4 million in 2001, $2.4 million in 2002, $1.7 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded through March 31, 2001 under our stock compensation plans.

     We evaluate operating performance based on several factors, including our primary financial measure of loss before noncash amortization of intangible assets and charges. Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, the effects of changes in stock based compensation and other non-cash expenses.

     The calculation of loss per share before amortization and charges, which excludes preferred stock dividends and accretion, is as follows:

                                                                                                        Quarter Ended March 31,
                                                                                                        -----------------------
                                                                                                            2000         2001
                                                                                                            ----         ----
Net loss.............................................................................................     $(17,348)    $(17,981)

Add: Amortization of goodwill and other intangible assets............................................           --        6,626
Add: Stock based compensation expense................................................................        4,181          396
Add: Loss on sale of common stock....................................................................           --        1,195
Add: Asset impairment charges........................................................................           --        1,495
                                                                                                          --------     --------
Loss before amortization and charges.................................................................     $(13,167)    $ (8,269)
                                                                                                          ========     ========

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


Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     Revenue. Total revenue increased by $7.2 million from $1.8 million for the quarter ended March 31, 2000 to $9.0 million for the quarter ended March 31, 2001. The increase was primarily due to increased customer account penetration and the addition of new customers of our Webconferencing service. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Collaboration service beginning in June 2000. The remainder of the increase is explained by revenue attributable to our other services.

     Cost of Revenue. Cost of revenue increased $3.5 million from $2.6 million for the quarter ended March 31, 2000 to $6.1 million for the quarter ended March 31, 2001. Depreciation expense increased $0.6 million for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 as we built out our data operation centers in both Boulder and Louisville, Colorado over the course of 2000. Telecommunication costs and Internet access costs increased $1.9 million for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 as we incurred phone charges consistent with increased use of our Webconferencing service and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $0.4 million for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 as we hired technical support, consulting and training personnel to provide support services to our customers. Maintenance expense increased $0.5 million for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 due primarily to maintenance agreements that cover equipment located in our data operation facility.

     Sales and Marketing. Sales and marketing expense decreased $4.2 million from $10.9 million for the quarter ended March 31, 2000 to $6.7 million for the quarter ended March 31, 2001. Expenses related to advertising and promotion decreased $5.8 million for the quarter ended March 31, 2001 from the quarter ended March 31, 2000 as we reduced our advertising in anticipation of our impending name change. In the first quarter of 2001 we incurred $0.3 million in expenses related to our name change. Salaries, commissions and payroll related expenses increased $0.7 million for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 primarily related to commissions paid on the increase in revenue and to a lesser extent an increase in salaries and payroll related expenses. The remainder of the expenses that increased for the quarter ended March 31, 2001 over the quarter ended March 31, 2000 are office rent, allocated depreciation and trade show related expenditures.

     Research and Development. Research and development expense increased $0.4 million from $1.1 million for the quarter ended March 31, 2000 to $1.5 million for the quarter ended March 31, 2001. Personnel and payroll related expenses increased $0.5 million as a result of an increase in headcount and salaries. The remainder of the increase is explained by a $0.1 million increase in allocated depreciation and a $0.2 million decrease in consulting fees.

     General and Administrative. General and administrative expense increased $1.0 million from $1.3 million for the quarter ended March 31, 2000 to $2.3 million for the quarter ended March 31, 2001. The increase is primarily due to an increase in personnel and payroll related expenses, insurance premiums associated with our director and officer's liability insurance, an increase in allocated depreciation and personal property taxes related to the increase in property and equipment and an increase in consulting fees.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $6.6 million for the quarter ended March 31, 2001 as result of our acquisition of Contigo in June 2000. Absent any definitive changes in accounting for goodwill by the Financial Accounting Standards Board we expect to continue to record goodwill amortization expenses related to this acquisition through June 2003.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $3.8 million from $4.2 million for the quarter ended March 31, 2000 to $0.4 million for the quarter ended March 31, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from three to four years. During the quarter ended March 31, 2001 we recorded $0.5 million of deferred stock option compensation and we expensed $0.5 million related to stock-based compensation. Additionally, as a result of the reduction in our workforce that took place in January 2001 we reversed $4.5 million of deferred stock option compensation related to the cancellation of unvested stock options.

     Investment in Evoke Communications, B.V. We have previously recorded losses that have reduced the Company's investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe. We have advanced Evoke Communications Europe approximately $4.4 million, after foreign currency adjustments, that is reflected in the balance sheet in long term assets as due from affiliate. We will continue to report our share of equity method losses in the statement of operations to the extent of and as an adjustment to our adjusted basis of the amount due from affiliate based on the change in our claim on the Evoke Communications Europe net book value. Our receivable from Evoke Communications Europe was not impaired and, as a result, we did not record a loss in the first quarter of 2001.

     Restructuring Charges. In the fourth quarter of 2000 we began an assessment of our cost structure and in December 2000, our Board of Directors approved a plan of restructuring, which was announced in January 2001. Our efforts were directed toward our core service offerings, Webconferencing and Collaboration, which also included service reductions of non-core services and an outsource agreement with respect to Webcasting. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and intend to close several leased office facilities. In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter of 2000 and in the first quarter of 2001 totalling $9.5 million and $0.8 million, respectively. The restructuring activities primarily related to lease and other contract cancellation costs and asset impairment charges. The charges we incurred in 2000 included cash charges of $3.5 million for contract cancellation costs and non-cash charges of $1.6 million for asset write-offs. Remaining balances recorded at December 31, 2000 total $4.4 million and principally relate to lease and other contract cancellation costs which will be relieved through 2005 as leases and contracts expire. The charge of $0.8 million in the first quarter of 2001 was a cash charge primarily related to employee severance costs.

     Contract Termination Charges. In March of 2001, we agreed to terminate a software license agreement. In connection with the termination we incurred a charge of approximately $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense).

     Other Income (Expense). Interest income decreased $0.6 million from $1.1 million for the quarter ended March 31, 2000 to $0.5 million for the quarter ended March 31, 2000. The decrease was related to higher cash balances in 2000 compared to 2001 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000 that was utilized in operations over the course of 2000 and into 2001. Interest expense remained flat at $0.1 million for the quarters ended March 31, 2001 and 2000.

Liquidity and Capital Resources

     As of March 31, 2001, cash and cash equivalents were $34.5 million, a decrease of $8.8 million compared with cash and cash equivalents held as of December 31, 2000.

     Net cash used in operations was $14.0 and $8.0 million for the quarters ending March 31, 2000 and 2001, respectively. Cash used in operations improved compared with the same period in the prior year and is the result of our restructuring and cost containment initiatives and an increase in revenue and related cash collections. We expect cash flows from operating activities to be negative at least through the beginning of 2002 and we expect cash flow from operations to be positive by the first quarter of 2002.

     Net cash used by investing activities was $11.0 and $0.5 million for the quarters ending March 31, 2000 and 2001, respectively. Net cash used by investing activities in 2000 primarily related to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform and the purchase of stock in a company from which we license software. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements. Capital expenditures decreased significantly in the first quarter of 2001 from 2000 and we expect capital expenditures to decrease in 2001 from comparable periods in 2000 since the build-out of our infrastructure is nearly complete based on our current revenue projections.

     Net cash provided by financing activities was $5.4 million for the quarter ending March 31, 2000 and net cash used by financing was $0.4 million for the quarter ending March 31, 2001. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock, net of payments made under our debt financing arrangements. Cash used by financing activities in 2001 was primarily due to payments made under our debt financing arrangements.

     As of March 31, 2001, we had approximately $2.0 million in total debt obligations outstanding, of which approximately $1.4 million was current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     As of March 31, 2001, our purchase commitments for sales and marketing expenses totaled $0.9 million, to be expended in 2001. We also have purchase commitments for bandwidth usage and telephony services. These commitments were approximately $27.2 million at March 31, 2001 and will be expended over the next five years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, approximate $15.9 million. We are in the process of attempting to sublease or otherwise minimize our commitment with respect to eleven leases, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease.

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

     If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $133.8 million from our inception through March 31, 2001 and we anticipate significant net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, general and administrative and goodwill amortization expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.


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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $18.0 million and $33.3 million in the four quarters ending March 31, 2001. Our quarterly revenues ranged between $2.9 million and $9.0 million in the four quarters ending March 31, 2001. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not maintain or achieve profitability, or meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

     Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results for the year ended December 31, 2000 show decreases in the use of our Webconferencing service around the Spring, Thanksgiving, Christmas and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.


We depend on single source suppliers for key components of our infrastructure, the loss of which could cause significant delays and costs in providing services to our existing and prospective customers.

     We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. We could also experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative components into our technology platform if our single source ceased supplying us with these components. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.


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

     If businesses do not switch from traditional teleconferencing and communication services, our Webconferencing and Collaboration services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing and collaboration services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our Webconferencing service will depend in part on a significant increase in the number of customers using the Web-based features of this service in addition to its traditional conferencing features. In the first quarter of 2001, only a small percentage of our customers of this service used the Web in this way.


The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge Web and phone conferencing services and features. For example, we released our Mobile Webconferencing service, a wireless Web conferencing service, for commercial use, and during the first quarter continued to integrate the advanced Web collaboration tools we acquired from Contigo into our platform. We may not successfully identify, develop and market these and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

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

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own a patent relating to the Web touring feature of our Collaboration service. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patent that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.


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

     In order to adequately access the streaming aspects of our services, our users generally must have multimedia personal computers with certain microprocessor requirements, at least 28.8 kbps Internet access, a standard media player and a sound card. For our Collaboration services, minimum requirements include a Java-enabled browser and a 56 kbps Internet connection. If there are significant changes to Internet browsers that make them incompatible with our Java-based Collaboration service, we may be forced to modify the software underlying this service, which may affect our ability to deliver quality service in a timely manner, and our business would be harmed. Installing and configuring the necessary media components may require technical expertise that some users do not possess. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, some information systems managers may block reception of media within their corporate environments. In order for users to receive media over corporate intranets, security measures and corporate firewalls, information systems managers may need to reconfigure these intranets, security measures and firewalls. Widespread adoption of media technology depends on overcoming these obstacles, improving voice and video quality and educating customers and users in the use of media technology.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2001, we had long-term debt, including current portion, in the aggregate amount of $2.0 million with interest rates ranging from 7.41% to 13.33% with payments due through 2003. We may incur additional debt in the future. A change in interest rates would not affect our obligations related to long-term debt existing as of March 31, 2001, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings. Additionally, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.


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


Item 2.  Changes in Securities and Use of Proceeds

     In the first quarter of 2001, we issued to employees options to purchase 2,206,586 shares of common stock at an average exercise price of $1.37 per share. These securities were issued under Rule 701 of the Securities Act of 1933. Primarily as a result of our restructuring in January 2001, we also canceled options to purchase 2,065,539 shares of common stock.

     After deducting expenses of our initial public offering in July 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $15.8 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (A.)  Exhibits

     None

     (B.)  Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVOKE COMMUNICATIONS, INC.

Date: May 11, 2001                      By:  /s/ Nicholas J. Cuccaro
                                            ------------------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)