Form 10-Q
period 2001-06-30
RAINDANCE COMMUNICATIONS INC
filed 2001-08-14
CIK 1046832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD FROM _____________ TO _____________.

                        COMMISSION FILE NUMBER: 000-31045

                         RAINDANCE COMMUNICATIONS, INC.
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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value        --        47,104,413 as of July 31, 2001.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)
                                      INDEX


                                                                                                                              PAGE
                                                                                                                              ----

PART I.       FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)                         3

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 2001           4
           (unaudited)

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001 (unaudited)         5

           Notes to the Condensed Consolidated Financial Statements (unaudited)                                                6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                              11

           Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock             18

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                                         25

PART II.          OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                                  26

ITEM 2.    Changes in Securities and Use of Proceeds                                                                          26

ITEM 3.    Defaults Upon Senior Securities                                                                                    26

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                                26

ITEM 5.    Other Information                                                                                                  26

ITEM 6.    Exhibits and Reports on Form 8-K                                                                                   27

SIGNATURES                                                                                                                    28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       DECEMBER 31, 2000    JUNE 30, 2001
                                                                                       -----------------    -------------
                                                                                                             (UNAUDITED)

Assets
Current assets:
  Cash and cash equivalents .........................................................   $     43,311       $     30,244
  Investments .......................................................................            196                 --
  Accounts receivable, net of allowance for doubtful accounts of $765 and $870 at
    December 31, 2000 and June 30, 2001, respectively ...............................          4,891              5,952
  Prepaid expenses and other current assets .........................................          3,825              1,990
                                                                                        ------------       ------------


  Total current assets ..............................................................         52,223             38,186
Property and equipment, net .........................................................         35,330             28,354
Goodwill and other intangible assets, net ...........................................         65,157             51,904
Due from affiliate ..................................................................          4,744              4,277
Other assets ........................................................................          1,370              1,160
                                                                                        ------------       ------------


Total Assets ........................................................................   $    158,824       $    123,881
                                                                                        ============       ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ..................................................................   $      5,919       $      4,411
  Current portion of long-term debt .................................................          1,505              1,224
  Accrued expenses ..................................................................          3,638              2,535
  Restructuring reserve .............................................................          1,412                733
  Deferred revenue ..................................................................            878                282
                                                                                        ------------       ------------

  Total current liabilities .........................................................         13,352              9,185
Long-term debt, less current portion ................................................            810                356
Restructuring reserve, less current portion .........................................          2,952              1,210
Other ...............................................................................             --                 13
                                                                                        ------------       ------------

Total Liabilities ...................................................................         17,114             10,764
                                                                                        ------------       ------------

Stockholders' Equity:
Undesignated preferred stock, 10,000,000 shares authorized at
  December 31, 2000 and June 30, 2001; none issued or outstanding ...................             --                 --
Common stock, par value $.0015; 130,000,000 shares authorized at
  December 31, 2000 and June 30, 2001; 46,834,925 and 47,093,769 shares issued and
  outstanding at December 31, 2000 and June 30, 2001, respectively ..................             70                 71
  Additional paid-in capital ........................................................        269,466            265,039
  Accumulated other comprehensive loss ..............................................           (862)              (177)
  Note receivable from officer ......................................................           (483)                --
  Unearned stock option compensation ................................................        (10,659)            (5,083)
  Accumulated deficit ...............................................................       (115,822)          (146,733)
                                                                                        ------------       ------------

  Total Stockholders' Equity ........................................................        141,710            113,117
                                                                                        ------------       ------------

  Commitments and contingencies .....................................................             --                 --

  Total Liabilities and Stockholders' Equity ........................................   $    158,824       $    123,881
                                                                                        ============       ============


      See accompanying notes to condensed consolidated financial statements

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                      JUNE 30,                 JUNE 30,
                                                                               ---------------------     ---------------------
                                                                                 2000         2001         2000         2001
                                                                               --------     --------     --------     --------

Revenue ...................................................................    $  2,892     $  9,110     $  4,751     $ 18,127
Cost of revenue:
   (exclusive of stock-based compensation expense of
   $61, $54, $124 and $115, respectively, shown below) ....................       3,481        5,642        6,135       11,770
                                                                               --------     --------     --------     --------

Gross profit (loss) .......................................................        (589)       3,468       (1,384)       6,357
                                                                               --------     --------     --------     --------

Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of
     $308, $122, $610 and $290, respectively, shown below) ................      15,422        4,487       26,337       11,176
   Research and development (exclusive of stock-based compensation
     expense of $229, $165, $424 and $307, respectively, shown below) .....       1,817        1,211        2,921        2,720
   General and administrative, (exclusive of stock-based compensation
     expense of $836, $696, $4,457 and $721, respectively, shown below) ...       1,952        1,771        3,240        4,049
   Amortization of intangible assets ......................................       1,118        6,626        1,118       13,252
   Stock-based compensation expense .......................................       1,434        1,037        5,615        1,433
   Asset impairment charges ...............................................          --        2,794           --        2,794
   Restructuring charges and contract termination expenses, net of
     restructuring reserve adjustments ....................................          --       (1,326)          --        1,255
                                                                               --------     --------     --------     --------
     Total operating expenses .............................................      21,743       16,600       39,231       36,679
                                                                               --------     --------     --------     --------

     Loss from operations .................................................     (22,332)     (13,132)     (40,615)     (30,322)

   Other income (expense) .................................................         642          200        1,577         (591)
                                                                               --------     --------     --------     --------

   Net loss ...............................................................     (21,690)     (12,932)     (39,038)     (30,913)
Preferred stock dividends and accretion to preferred stock
   redemption value .......................................................         313           --        1,494           --
                                                                               --------     --------     --------     --------

Net loss attributable to common stockholders ..............................    $(22,003)    $(12,932)    $(40,532)    $(30,913)
                                                                               ========     ========     ========     ========

Loss per share-basic and diluted ..........................................    $ (11.74)    $  (0.27)    $ (30.34)    $  (0.66)
                                                                               ========     ========     ========     ========

Weighted average number of common shares outstanding-basic and diluted ....       1,874       47,087        1,336       47,025
                                                                               ========     ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    ---------------------------
                                                                                       2000            2001
                                                                                    -----------     -----------
Cash flows from operating activities:
Net loss .......................................................................    $   (39,038)    $   (30,913)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization ..................................................          4,500          17,993
Loss on disposition of short-term investment ...................................             --           1,195
Asset impairment charges .......................................................             --           4,150
Stock-based compensation .......................................................          5,615           1,433
Other ..........................................................................            117             166
Changes in operating assets and liabilities:
Accounts receivable ............................................................           (939)         (1,061)
Prepaid expenses and other current assets ......................................         (3,641)          1,201
Other assets ...................................................................         (1,658)            410
Accounts payable and accrued expenses ..........................................          1,126          (5,479)
                                                                                    -----------     -----------
Net cash used by operating activities ..........................................        (33,918)        (10,905)
                                                                                    -----------     -----------

Cash flows from investing activities:
Purchase of property and equipment .............................................        (17,985)         (1,502)
Proceeds from disposition of equipment .........................................             48              61
Proceeds from sales and maturities of investment securities ....................            648              --
Purchase of short-term investment ..............................................         (2,000)             --
Loan to Contigo Software, Inc. .................................................           (300)             --
Cash paid for acquisition of Contigo, net of cash acquired .....................         (2,621)             --
                                                                                    -----------     -----------

Net cash used by investing activities ..........................................        (22,210)         (1,441)
                                                                                    -----------     -----------

Cash flows from financing activities:
Net proceeds from issuance of preferred stock ..................................          5,000              --
Proceeds from issuance of common stock .........................................            882               1
Payments on debt ...............................................................           (645)           (735)
Other ..........................................................................             --              13
                                                                                    -----------     -----------
Net cash provided (used) by financing activities ...............................          5,237            (721)
                                                                                    -----------     -----------

Decrease in cash and cash equivalents ..........................................        (50,891)        (13,066)
Cash and cash equivalents at beginning of period ...............................         89,234          43,311
                                                                                    -----------     -----------

Cash and cash equivalents at end of period .....................................    $    38,343     $    30,244
                                                                                    ===========     ===========

Supplemental cash flow information - interest paid in cash .....................    $       167     $       106
                                                                                    ===========     ===========

Supplemental disclosure of noncash investing and financing activities:

Loan to officer for common stock purchase ......................................    $     1,125     $        --
                                                                                    ===========     ===========
Accounts payable incurred for purchases of property and equipment ..............    $     6,030     $        48
                                                                                    ===========     ===========
Exchange of investment for forgiveness of debt .................................    $        --     $       157
                                                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

         Raindance Communications, Inc., formerly Evoke Communications, Inc., (the "Company"), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides Web and phone conferencing services as well as real-time collaboration tools that enable virtual meetings. The Company operates in a single segment. The condensed consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

         The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K/A (Commission File No. 000-31045), filed on May 2, 2001. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

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

(c) GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which is being amortized using the straight-line method over an estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead will be reviewed for impairment on an on-going basis. The amortization of goodwill will cease upon adoption of the Statement, which will be January 1, 2002. SFAS 142 requires a different method of determining impairment than is currently being used by the Company. The effect of this change on the financial statements of the Company has not yet been determined.

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

         As part of the restructuring announced in January 2001, the Company indicated its intent to primarily focus on its core service offerings of Webconferencing and Collaboration. Accordingly, Webcasting and Talking Email generated a minimal amount of revenue in the second quarter of 2001 as the Company satisfied certain customer commitments. The Company anticipates that the second quarter of 2001 will be the final quarter in which revenue is generated from these services.

(e) LOSS PER SHARE

         Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same for the three and six months ended June 30, 2000 and 2001 as all potential common stock instruments are antidilutive.


(2) JOINT VENTURES AND ACQUISITIONS

         On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company made net cash payments of approximately $4.6 million to Evoke Communications Europe, approximately $4.3 million of which are to be repaid under the terms of a promissory note, granted a technology license to Evoke Communications Europe and was issued common stock representing 51% ownership in Evoke Communications Europe. The Company uses the equity method of accounting for this investment as @viso Limited was granted rights that significantly affect the Company's ability to control Evoke Communications Europe. The Company has recorded losses, which have reduced the Company's investment in Evoke Communications Europe to zero. The Company has no obligations to fund future operating losses of Evoke Communications Europe. The Company has advanced Evoke Communications Europe approximately $4.3 million, after foreign currency adjustments, that is reflected in the balance sheet in long term assets as due from affiliate. The Company will continue to report its share of equity method losses in the statement of operations to the extent of and as an adjustment to the adjusted basis of the amount due from affiliate based on the change in the Company's claim on the Evoke Communications Europe net book value. Independent of this calculation the Company also assessed whether the amount due from this affiliate note was impaired as of June 30, 2001. The Company's receivable from Evoke Communications Europe was not impaired as of June 30, 2001 and, as a result, the Company did not record a loss or impairment in the second quarter of 2001.

         On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statement of operations for the three and six months ended June 30, 2000. The purchase price allocation is as follows:


                                                                                                                     (IN MILLIONS)

Tangible net assets............................................................................................         $  2.8
Assumed unearned stock option compensation.....................................................................            0.6
Goodwill and other intangible assets...........................................................................           80.5
                                                                                                                        ------
Total purchase price allocation................................................................................         $ 83.9
                                                                                                                        ======

          The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 2000 (in thousands, except per share data).

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                    -------------------------
                                                                                                      2000             2001
                                                                                                    --------         --------
Revenue....................................................................................         $  6,734         $ 18,127
Net loss...................................................................................          (43,315)         (30,913)
Basic and diluted net loss per share.......................................................           (22.35)           (0.66)


        The pro forma results for the six months ended June 30, 2000 combine the Company's results for the six months ended June 30, 2000 with the results of Contigo for the period from January 1, 2000 through June 30, 2000. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2000. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3) RESTRUCTURING

         The Company recorded charges totaling $9.5 million in 2000 and $0.8 million in the first quarter of 2001 for restructuring activities. In addition, as described in Note 4, the Company accrued contract termination expenses of $1.8 million in the first quarter of 2001. In the second quarter of 2001 the Company incurred severance charges of $0.1 million and recorded a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully leasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a telecommunications contract cancellation charge. The Company's restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. In the second quarter of 2001, the Company continued its restructuring activities designed to further reduce spending and to focus on core service offerings.

Restructuring reserves and activity for the first six months of 2001 are detailed below (in thousands):


                                                                            RESTRUCTURING
                                              RESERVE BALANCE         RESERVE                            RESERVE BALANCE
                                             DECEMBER 31, 2000      ADJUSTMENTS           PAYMENTS        JUNE 30, 2001
                                             -----------------    --------------        -----------      ---------------

Consulting fees                                 $       155         $        --         $       155        $        --
Contract cancellation charges                           819                (546)                168                105
Closure of remote sales facilities                    3,390                (875)                677              1,838
                                                -----------         -----------         -----------        -----------
Totals                                          $     4,364         $    (1,421)        $     1,000        $     1,943
                                                ===========         ===========         ===========        ===========


         The reserve balance for contract cancellation charges will be utilized in December 2001. Facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005.

(4) CONTRACT TERMINATION EXPENSES

         On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company incurred a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company's common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment in the first quarter of 2001.


(5) ASSET IMPAIRMENT CHARGE

         In the second quarter of 2001 the Company performed a strategic review of its fixed assets and adopted a plan to dispose of excess equipment. The Company expects that the sale and disposal of the assets will be completed in 2001. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. As a result the Company recorded an impairment loss of $2.7 million, which is reflected in operating expenses in the accompanying statement of operations. In addition, the Company wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with the Company's previous name.


(6) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASES

         The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by either directors or former directors of the Company. A large portion of the remaining facilities are satellite sales offices. As indicated in Note 3, the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to seven offices. During the second quarter, the Company sub-leased or eliminated its commitment with respect to five offices. Total future minimum lease payments, not including any reductions for executed sub-leases and other potential reductions, under all operating leases, approximate $14.8 million at June 30, 2001.


(b) PURCHASE COMMITMENTS

         The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of June 30, 2001 is approximately $24.9 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.


(c) EMPLOYMENT CONTRACTS

         The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of June 30, 2001, the Company's liability would be approximately $322,500 if the officer was terminated under certain conditions (as defined in the agreement).


(d) SEVERANCE

         The Company has made commitments to executives who are no longer with the Company including certain executives of Contigo Software, Inc. As of June 30, 2001, the Company's total future severance liability to these executives was approximately $419,000.

(e) LITIGATION

         From time to time, the Company has been subject to litigation and claims in the ordinary course of business, none of which are expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement. In the first quarter of 2001, the Company reached a settlement with respect to this litigation. As part of the settlement the Company agreed to change its name, which was announced in May 2001. Expenses related to this litigation, net of insurance reimbursement, were accrued as of December 31, 2000 and costs incurred in connection with this litigation were paid in the second quarter of 2001. The litigation and settlement did not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(7) RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102), to provide guidance on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. We have not yet evaluated the impact, if any, that SAB 102 may have on our loan loss allowance.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires that all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead will be reviewed for impairment on an on-going basis. The amortization of goodwill will cease upon adoption of the Statement, which will be January 1, 2002.

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


OVERVIEW

         We provide Web and phone conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. As part of our restructuring announced in January 2001, we intend to focus our resources on our highest-revenue generating services and core competencies, Webconferencing and Collaboration. These services offer a continuum of real-time, interactive communications tools for businesses, including automated audio conferencing, Webconferencing for Web presentations and online controls, and Collaboration, which allows users to share applications, tour the Web and whiteboard ideas online. Our business model is largely usage-based, which generally means that our customers only pay for the services they use. We sell these services to large and medium-sized corporations in various vertical markets, as well as to resellers of conferencing and communications services through our direct and indirect sales channels.

         We have incurred losses since commencing operations and, as of June 30, 2001, we had an accumulated deficit of $146.7 million. Our net loss was $22.0 million and $12.9 million for the three months ended June 30, 2000 and 2001, respectively, and $40.5 million and $30.9 million for the six months ended June 30, 2000 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary systems and services, expand our infrastructure, and increase our sales efforts. We expect to continue to incur losses at least through 2002, particularly due to significant non-cash charges for amortization of unearned stock option compensation and depreciation expense. In addition, we will record a significant amount of goodwill amortization over the remainder of 2001. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

         On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill and other intangible assets in the quarter ending June 30, 2000, which we are amortizing over a period of three years. For the three and six months ended June 30, 2001, amortization expense pertaining to goodwill and other intangible assets was $6.6 million and $13.3 million, respectively. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In July 2001, the Financial Accounting Standards Board issued two pronouncements that affect business combinations going forward and amortization of goodwill and other intangible assets for previously recorded business combinations. As a result of this new guidance, effective January 1, 2002 we will no longer be recording amortization on our acquired goodwill. SFAS 142 requires a different method of determining impairment than is currently being used by the Company. The effect of this change on the financial statements of the Company has not yet been determined.

         Prior to our restructuring in January 2001, we derived revenue from services other than our Webconferencing and Collaboration services, including our Webcasting and Talking Email services. In 2001 and in the foreseeable future, we expect that substantially all of our revenue will be attributable to our Webconferencing and Collaboration services. Webconferencing and Collaboration services represented 93% and 99% of our total revenue for the three months ended March 31, 2001 and June 30, 2001, respectively. The following describes how we recognize revenue for the services that we offered in the first and second quarter of 2001.

         o Webconferencing Revenue. Revenue for our Webconferencing service is based upon the actual time that each participant is logged onto a phone or Web conference. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded Web cast. In addition, we charge customers a one-time fee to upload visuals for a Web conference or a recorded Web cast. We recognize revenue from our Webconferencing services as soon as a call or Web cast is completed.

         o Collaboration Revenue. Revenue for our Collaboration service is derived from either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and evidence is available for the fair value of all undelivered elements.

         o Webcasting Revenue. Prices and specific service terms are usually negotiated in advance of service delivery. We recognize revenue from live event streaming when the content is broadcast over the Internet. We recognize revenue from encoding recorded content when the content becomes available for viewing over the Internet. We recognize revenue from pre-recorded content hosting ratably over the hosting period.

         o Talking Email Revenue. Prices and specific service terms are negotiated in advance of service delivery. We recognize revenue, including any setup fees, ratably over the life of the contract.

         Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We expect a decreasing need for large-scale capital expenditures, thereby reducing the increases in depreciation, Internet access and bandwidth expenses in the near term. We expect our capacity and infrastructure will accommodate our revenue projections through the second quarter of 2002.

         We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, consulting fees, remote sales offices expenses, advertising and promotion expenses and allocated overhead. In the fourth quarter of 2000 and continuing into the first quarter of 2001 we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices, and as a result, we expect sales and marketing expenses to decrease in the near term.

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

         We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars, however, we expect them to decrease as a percentage of revenue over time.

         Amortization of intangible assets consists of amortization of intangible assets acquired in business combinations, including goodwill. In connection with the Contigo acquisition and as a result of the change in accounting for goodwill, 2001 will be the final year in which we record goodwill amortization. We expect to record a total of $26.5 million of goodwill amortization in 2001.

         Since our inception, we have used stock-based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the three and six months ended June 30, 2001 we recorded $0.4 and $0.9 million of deferred stock option compensation, respectively, and we expensed $1.0 and $1.5 million, respectively, related to stock-based compensation. Additionally, as a result of reductions in our workforce, we reversed $4.5 and $0.5 million of deferred stock option compensation related to the cancellation of unvested stock options in the first and second quarters of 2001, respectively. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock-based compensation expense of approximately $2.8 million in 2001, $2.2 million in 2002, $1.5 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded through June 30, 2001 under our stock compensation plans.

         We evaluate operating performance based on several factors, including our primary financial measure of loss before non-cash amortization of intangible assets and other charges. Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of non-cash amortization of intangible assets recognized in business combinations accounted for by the purchase method, stock based compensation and other charges.

         The calculation of loss per share before amortization and other charges, which excludes preferred stock dividends and accretion, is as follows:


                                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------     -------------------------
                                                                              2000         2001            2000           2001
                                                                          ----------     ----------     ----------     ----------
Net loss .............................................................    $  (21,690)    $  (12,932)    $  (39,038)    $  (30,913)


Add: Amortization of goodwill and other intangible assets ............         1,118          6,626          1,118         13,252
Add: Stock-based compensation expense ................................         1,434          1,037          5,615          1,433
Add: Loss on sale of investment ......................................            --             --             --          1,195
Add: Asset impairment charges ........................................            --          2,794             --          2,794
(Less) Add:  Restructuring  charges and contract termination expenses,
   net of restructuring reserve adjustment ...........................            --         (1,326)            --          1,255
                                                                          ----------     ----------     ----------     ----------
Loss before amortization and charges .................................    $  (19,138)    $   (3,801)    $  (32,305)    $  (10,984)
                                                                          ==========     ==========     ==========     ==========

         Loss before amortization and charges should be considered in addition to, not as a substitute for, net loss attributable to common stockholders and other measures of financial performance reported in accordance with generally accepted accounting principles. Loss before amortization and charges is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, loss before amortization and charges as used by us may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

         REVENUE. Total revenue increased by $6.2 million from $2.9 million for the three months ended June 30, 2000 to $9.1 million for the three months ended June 30, 2001. Total revenue increased by $13.3 million from $4.8 million for the six months ended June 30, 2000 to $18.1 million for the six months ended June 30, 2001. The increase was primarily due to increased customer account penetration and the addition of new customers of our Webconferencing service. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Collaboration service beginning in June 2000. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core service offerings of Webconferencing and Collaboration. Accordingly, Webcasting and Talking Email generated a minimal amount of revenue in the second quarter of 2001 as we satisfied legacy commitments made to customers. It is anticipated that the second quarter of 2001 will be the final quarter in which revenue is generated from these services.

         COST OF REVENUE. Cost of revenue increased $2.1 million from $3.5 million for the three months ended June 30, 2000 to $5.6 million for the three months ended June 30, 2001. Cost of revenue increased $5.7 million from $6.1 million for the six months ended June 30, 2000 to $11.8 million for the six months ended June 30, 2001. Depreciation expense remained flat and increased $0.5 million for the three and six months ended June 30, 2001 over the respective periods in 2000 as we built out our data operation centers in both Boulder and Louisville, Colorado over the course of 2000 and primarily in the second quarter of 2000. Telecommunication costs and Internet access costs increased $2.0 million in the second quarter of 2001 and $4.0 million in the six months ended June 30, 2001 over the respective periods in 2000 as we incurred phone charges consistent with increased use of our Webconferencing service and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $0.2 million in the second quarter of 2001 and $0.5 million in the six months ended June 30, 2001 over the respective periods in 2000 as we hired technical support, consulting and training personnel to provide support services to our customers. Maintenance expense remained flat in the second quarter of 2001 and increased $0.5 million in the six months ended June 30, 2001 over the respective periods in 2000 due primarily to maintenance agreements that cover equipment located in our data operation facility.

         SALES AND MARKETING. Sales and marketing expense decreased $10.9 million from $15.4 million for the three months ended June 30, 2000 to $4.5 million for the three months ended June 30, 2001. Sales and marketing expense decreased $15.2 million from $26.4 million for the six months ended June 30, 2000 to $11.2 million for the six months ended June 30, 2001. Expenses related to advertising and promotion decreased $7.1 million in the second quarter of 2001 and $12.9 million in the six months ended June 30, 2001 over the respective periods in 2000 as we reduced our advertising in anticipation of our name change which took place in the second quarter of 2001. In the first and second quarters of 2001 we incurred $0.3 and $0.6 million, respectively, in expenses related to our name change. Salaries, commissions and payroll related expenses decreased $2.7 and $2.2 million for the three and six months ended June 30, 2001 over the three and six months ended June 30, 2000 primarily related to the reduction in sales force as a result of the Company's restructuring which took place in the first quarter of 2001. The remainder of the expenses that decreased for the three and six months ended June 30, 2001 over the three and six months ended June 30, 2000 are recruiting, travel, outside services and trade show related expenditures. Bad debt expense increased $0.3 million in the second quarter of 2001 and $0.4 million in the six months ended June 30, 2001 over respective periods in 2000 related to incremental charges to our bad debt reserve as our revenue increases.

         RESEARCH AND DEVELOPMENT. Research and development expense decreased $0.6 million from $1.8 million for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. Research and development expense decreased $0.2 million from $2.9 million for the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001. Personnel and payroll related expenses decreased $0.4 million for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000 primarily as a result of the delayed impact our restructuring, announced in January 2001, had on research and development. Payroll and payroll related expenses increased $0.1 million for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000 as a result of the number of personnel we employed in the first quarter of 2001. The remainder of the decrease for the three and six months ended June 30, 2001 is explained by $0.1 and $0.3 million decreases in outside services.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $0.2 million from $2.0 million for the three months ended June 30, 2000 to $1.8 million for the three months ended June 30, 2001. Expenses for legal fees, recruiting, and travel decreased $0.2, $0.1 and $0.1 million, respectively, in the second quarter of 2001 as compared with the second quarter of 2000. Expenses for director's and officer's liability insurance and consulting fees increased $0.1 and $0.2 million, respectively, in the second quarter of 2001 as compared with the second quarter of 2000 primarily for expenses associated with being a public company. General and administrative expense increased $0.8 million from $3.2 million for the six months ended June 30, 2000 to $4.0 million for the six months ended June 30, 2001. The increase is primarily due to an increase in personnel and payroll related expenses, insurance premiums associated with our director's and officer's liability insurance, an increase in allocated depreciation related to the increase in property and equipment and an increase in consulting fees.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $6.6 and $13.3 million for the three and six months ended June 30, 2001 as result of our acquisition of Contigo in June 2000. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." We will continue to record amortization of goodwill through December 31, 2001 and upon adoption of this pronouncement on January 1, 2002 we will no longer be required to amortize our goodwill. We will, however, continue to review our intangible assets for impairment on an on-going basis.

         STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense decreased $0.4 million from $1.4 million for the three months ended June 30, 2000 to $1.0 million for the three months ended June 30, 2001. Stock-based compensation expense decreased $4.2 million from $5.6 million for the six months ended June 30, 2000 to $1.4 million for the six months ended June 30, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from three to four years. During the three and six months ended June 30, 2001 we recorded $0.4 and $0.9 million of deferred stock option compensation, respectively, and during the three and six months ended June 30, 2001 we expensed $1.0 and $1.5 million related to stock-based compensation, respectively. Additionally, as a result of reductions in our workforce, we reversed $4.5 and $0.5 million of deferred stock option compensation related to the cancellation of unvested stock options in the first and second quarters of 2001, respectively.

         INVESTMENT IN EVOKE COMMUNICATIONS, B.V. We have previously recorded losses that have reduced the Company's investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe. We have advanced Evoke Communications Europe approximately $4.3 million, after foreign currency adjustments, that is reflected in the balance sheet in long term assets as due from affiliate. We will continue to report our share of equity method losses in the statement of operations to the extent of and as an adjustment to our adjusted basis of the amount due from affiliate based on the change in our claim on the Evoke Communications Europe net book value. Independent of this calculation, the Company also assessed whether the amount due from this affiliate note was impaired as of June 30, 2001. The Company's receivable from Evoke Communications Europe was not impaired as of June 30, 2001, and, as a result, the Company did not record a loss or impairment in the second quarter of 2001. However, Evoke Communications, B.V. is not generating positive cash flow and is incurring losses and is not projecting to be cash flow positive or profitable in the near term. As a result, if operations continue as forecasted, we anticipate recording impairment charges against the amount due from this affiliate note in the near term.

         ASSET IMPAIRMENT CHARGES. In the second quarter of 2001 we performed a strategic review of our fixed assets and adopted a plan to dispose of excess equipment. We expect that the sale and disposal of the assets will be completed in 2001. In connection with the plan of disposal, we determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, we recorded an impairment loss of $2.7 million. In addition, we wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with our previous name.

         RESTRUCTURING CHARGES. In the fourth quarter of 2000 we began an assessment of our cost structure and in December 2000, our Board of Directors approved a plan of restructuring, which was announced in January 2001. Our efforts were directed toward our core service offerings, Webconferencing and Collaboration, which also included reductions of non-core services. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with actions taken to streamline operations, we recorded restructuring charges in the first quarter of 2001 of $0.8 million. In the second quarter of 2001 we incurred severance charges of $0.1 million and incurred a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully leasing several remote offices with terms more favorable than originally anticipated, and also consummated an early termination settlement of a contract cancellation charge. Remaining balances in our restructuring reserve at June 30, 2001 total $1.9 million and principally relate to lease and other contract cancellation costs, which will be relieved as payments are made. The remaining balances may be adjusted as we continue in our efforts to sublease our remaining seven remote sales offices.

         CONTRACT TERMINATION CHARGES. In March of 2001, we agreed to terminate a software license agreement. In connection with the termination, we incurred a charge of approximately $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company's common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense) as noted below.

         OTHER INCOME (EXPENSE). Interest income decreased $0.4 million from $0.8 million for the three months ended June 30, 2000 to $0.4 million for the three months ended June 30, 2001. Interest income decreased $0.9 million from $1.8 million for the six months ended June 30, 2000 to $0.9 million for the six months ended June 30, 2001. The decrease was related to higher cash balances in 2000 compared to 2001 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000 that was utilized in operations over the course of 2000 and into 2001. Interest expense remained flat at $0.1 million for the quarters ended June 30, 2000 and 2001 and at $0.2 million for the six months ended June 30, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, cash and cash equivalents were $30.2 million, a decrease of $13.1 million compared with cash and cash equivalents held as of December 31, 2000. Net cash expended in the second quarter of 2001 was $4.2 million.

         Net cash used in operations was $33.9 and $10.9 million for the six months ended June 30, 2000 and 2001, respectively. This decrease was the result of our restructuring and cost containment initiatives and an increase in revenue and related cash collections. We expect cash flows from operating activities to be negative at least through the end of 2001 and we expect cash flow from operations to be positive by the first quarter of 2002.

         Net cash used by investing activities was $22.2 and $1.4 million for the six months ended June 30, 2000 and 2001, respectively. Net cash used by investing activities in 2000 primarily related to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform, and the purchase of stock in a company from which we licensed software. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements. Capital expenditures decreased significantly in the first two quarters of 2001 from 2000 and we expect capital expenditures to continue to decrease in 2001 from comparable periods in 2000.

         Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2000 and net cash used by financing was $0.7 million for the six months ended June 30, 2001. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock, net of payments made under our debt financing arrangements. Cash used by financing activities in 2001 was primarily due to payments made under our debt financing arrangements.

         As of June 30, 2001, we had approximately $1.6 million in total debt obligations outstanding, of which approximately $1.2 million was current.

         We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

         As of June 30, 2001, our purchase commitments for bandwidth usage and telephony services were approximately $24.9 million and will be expended over the next five years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

         We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of June 30, 2001 approximate $14.8 million. We are in the process of attempting to sublease or otherwise minimize our commitment with respect to seven offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. In the second quarter of 2001, we were successful in terminating two facility leases, thereby relieving ourselves of any future obligation, and we were successful in subleasing three facilities.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT SIGNIFICANT CONTINUING LOSSES AND WE MAY NEVER ATTAIN PROFITABILITY.

         If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $146.7 million from our inception through June 30, 2001 and we anticipate significant net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, general and administrative and goodwill amortization expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

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

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD CAUSE OUR STOCK PRICE TO DECLINE.

          As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $12.9 million and $33.3 million in the four quarters ended June 30, 2001. Our quarterly revenues ranged between $5.6 million and $9.1 million in the four quarters ended June 30, 2001. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

          Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in the use of our Webconferencing service around the Spring, Thanksgiving, Christmas and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

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

         If businesses do not switch from traditional teleconferencing and communication services, our Webconferencing and Collaboration services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing and collaboration services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our Webconferencing service will depend in part on a significant increase in the number of customers using the Web-based features of this service in addition to its traditional conferencing features. In the first six months of 2001, only a small percentage of our customers of this service used the Web in this way.

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         Our growth depends on our ability to develop leading-edge Web and phone conferencing services and features. For example, we released our Mobile Webconferencing service, a wireless Web conferencing service, for commercial use, and during the first and second quarters continued to integrate the advanced Web collaboration tools we acquired from Contigo into our platform. We may not successfully identify, develop and market these and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

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

         In addition, the Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

         o competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

         o a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or

         o a competitor could acquire or partner with one of our key suppliers.


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

         Despite our recent restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources, particularly as a result of our recent downsizing, and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to achieve or sustain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

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

         We have expanded into international markets and spent significant financial and managerial resources to do so. In particular, we recently formed a joint venture European subsidiary with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. This joint venture may not be successful, which would harm our strategy to expand internationally, and we may not realize any value from the costs associated with starting up this venture. Currently, this joint venture subsidiary is not generating positive cash flow and is incurring losses and is not projecting to be cash flow positive or profitable in the near term. As a result, if operations continue as forecasted, we anticipate recording significant asset impairment charges in the near term. In addition, we may be required to expend significant costs, resources and time, if this joint venture is not successful. As a result, our operating results would be harmed and we may not achieve or sustain profitability, thereby causing our stock price to decline.

         If we continue to expand internationally, we would be required to spend additional financial and managerial resources that may be significant. We have no experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

         o difficulties in establishing and maintaining distribution channels and partners for our services;

         o        varying technology standards from country to country;

         o        uncertain protection of intellectual property rights;

         o inconsistent regulations and unexpected changes in regulatory requirements;

         o difficulties and costs of staffing and managing international operations;

         o        fluctuations in currency exchange rates;

         o        linguistic and cultural differences;

         o difficulties in collecting accounts receivable and longer collection periods;

         o        imposition of currency exchange controls; and

         o        potentially adverse tax consequences.

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

         In addition, if we were to make any acquisitions, we could:

         o        issue equity securities that would dilute our stockholders;

         o        incur debt;

         o        assume unknown or contingent liabilities; or

         o experience negative effects on our reported results of operations.

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

         The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own two patents relating to the Web touring feature of our Collaboration service. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

WE MAY BE SUBJECT TO CLAIMS ALLEGING INTELLECTUAL PROPERTY INFRINGEMENT.

         We may be subject to claims alleging that we have infringed upon third party intellectual property rights. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we re-engineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

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


WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

         It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. These laws may relate to areas such as:

         o        changes in telecommunications regulations;

         o        copyright and other intellectual property rights;

         o        encryption;

         o personal privacy concerns, including the use of "cookies" and individual user information;

         o        e-commerce liability; and

         o        email, network and information security.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this document. We assume no obligation to update the forward-looking statements included in this document.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2001, we had long-term debt, including current portion, in the aggregate amount of $1.6 million with interest rates ranging from 7.41% to 13.33% with payments due through 2003. We may incur additional debt in the future. A change in interest rates would not affect our obligations related to long-term debt existing as of June 30, 2001, as the interest payments related to that debt are fixed over the term of the debt. Increases in interest rates could, however, increase the interest expense associated with future borrowings. Additionally, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. Although we are not currently involved in any material legal proceedings, we may in the future be subject to legal disputes. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         After deducting expenses of our initial public offering pursuant to a registration statement (No. 333-30708) declared effective on July 24, 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $20.1 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

         No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Stockholders of the Company was held on June 20, 2001. The stockholders elected two Class I directors to serve for three-year terms. The stockholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all nominees:


                                                                   VOTES FOR             VOTES WITHHELD
                                                                   ---------             --------------
                      Paul A. Berberian                           38,171,507                 131,520
                      Carol deB. Whitaker                         35,742,605               2,560,422

         Bradley A. Feld, Steven C. Halstedt and Andre Meyer are directors that were not up for election who continue in office until the 2002 Annual Meeting as well as Donald Hutchison and Dr. Massih Tayebi who continue in office until the 2003 Annual Meeting. The stockholders ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending 2001 by the following vote:


                          FOR                 AGAINST           ABSTAIN         BROKER NON-VOTES
                          ---                 -------           -------         ----------------
                       38,260,010              27,441            15,576                 0


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (A.) EXHIBITS


EXHIBIT NO.       DESCRIPTION

  3.7 Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

  4.3 Specimen stock certificate representing shares of common stock pursuant to name change to Raindance Communications, Inc.

       (B.) REPORTS ON FORM 8-K

         One report on Form 8-K has been filed during the quarter ended June 30, 2001 as follows:


                                                                  WERE ANY FINANCIAL
                            ITEM REPORTED                          STATEMENTS FILED?           DATE OF FILING
                            -------------                         ------------------           --------------
                Item 5 - Other Event - Company Name Change                No                    May 15, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                RAINDANCE COMMUNICATIONS, INC.

Date: August 14, 2001                           By:   /s/ Nicholas J. Cuccaro
                                                   -----------------------------
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  3.7             Certificate of Ownership, as filed May 15, 2001, merging EC
                  Merger, Inc. into Evoke Communications, Inc. under the name
                  Raindance Communications, Inc.

  4.3 Specimen stock certificate representing shares of common stock pursuant to name change to Raindance Communications, Inc.