Form 10-Q
period 2001-09-30
RAINDANCE COMMUNICATIONS INC
filed 2001-11-14
CIK 1046832

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $0.0015 Par Value      --       47,739,014 as of October 31, 2001.


================================================================================

                         RAINDANCE COMMUNICATIONS, INC.

                                      INDEX


                                                                                                                       PAGE
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited).....   3

                 Condensed Consolidated Statements of Operations for the three and nine months ended
                      September 30, 2000 and 2001 (unaudited).........................................................   4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2000 and 2001 (unaudited).........................................................   5

                 Notes to the Condensed Consolidated Financial Statements (unaudited).................................   6

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations................  12

                 Additional Risk Factors that May Affect Our Operating Results and The
                      Market Price of Our Common Stock................................................................  19

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk...........................................  26

PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings....................................................................................  28

ITEM 2.          Changes in Securities and Use of Proceeds............................................................  28

ITEM 3.          Defaults Upon Senior Securities......................................................................  28

ITEM 4.          Submission of Matters to a Vote of Security Holders..................................................  28

ITEM 5.          Other Information....................................................................................  28

ITEM 6.          Exhibits and Reports on Form 8-K.....................................................................  28

SIGNATURES............................................................................................................  29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         RAINDANCE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      DECEMBER 31, 2000   SEPTEMBER 30, 2001
                                                                                      -----------------   ------------------
                                                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ........................................................      $    43,311       $    29,135
   Investment .......................................................................              196                --
   Accounts receivable, net of allowance for doubtful accounts of
      $765 and $700 at December 31, 2000 and September 30, 2001, respectively .......            4,891             6,297
   Prepaid expenses and other current assets ........................................            3,825             1,542
                                                                                           -----------       -----------
Total current assets ................................................................           52,223            36,974
Property and equipment, net .........................................................           35,330            27,682
Goodwill, net .......................................................................           65,157            45,278
Due from affiliate ..................................................................            4,744             2,853
Other assets ........................................................................            1,370             1,200
                                                                                           -----------       -----------
Total Assets ........................................................................      $   158,824       $   113,987
                                                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................      $     5,919       $     5,473
   Current portion of long-term debt ................................................            1,505               973
   Accrued expenses .................................................................            3,638             2,460
   Restructuring reserve ............................................................            1,412               894
   Deferred revenue .................................................................              878               728
                                                                                           -----------       -----------
Total current liabilities ...........................................................           13,352            10,528
Long-term debt, less current portion ................................................              810               224
Restructuring reserve, less current portion .........................................            2,952             1,013
Other ...............................................................................               --                25
                                                                                           -----------       -----------
Total Liabilities ...................................................................           17,114            11,790
                                                                                           -----------       -----------
Stockholders' Equity:
Undesignated preferred stock, 10,000,000 shares authorized;
none issued or outstanding ..........................................................               --                --
Common stock, par value $.0015; 130,000,000 shares authorized; 46,834,925 and
   47,437,832 shares issued and outstanding at December 31, 2000 and
    September 30, 2001, respectively ................................................               70                71
   Additional paid-in capital .......................................................          269,466           265,346
   Accumulated other comprehensive (loss) income ....................................             (862)              135
   Note receivable from officer .....................................................             (483)               --
   Unearned stock option compensation ...............................................          (10,659)           (4,353)
   Accumulated deficit ..............................................................         (115,822)         (159,002)
                                                                                           -----------       -----------
   Total Stockholders' Equity .......................................................          141,710           102,197
                                                                                           -----------       -----------
Commitments and contingencies
Total Liabilities and Stockholders' Equity ..........................................      $   158,824       $   113,987
                                                                                           ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                         RAINDANCE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ---------------------------     ---------------------------
                                                                      2000            2001            2000             2001
                                                                   -----------     -----------     -----------     -----------
Revenue .......................................................    $     5,574     $    10,050     $    10,325     $    28,177
Cost of revenue:
   (exclusive of stock-based compensation expense of
   $117, $52, $241 and $167, respectively, shown below) .......          4,673           5,089          10,809          16,859
                                                                   -----------     -----------     -----------     -----------
Gross profit (loss) ...........................................            901           4,961            (484)         11,318
                                                                   -----------     -----------     -----------     -----------

Operating expenses:
   Sales and marketing (exclusive of stock-based
      compensation expense of $238, $124, $848 and $414,
      respectively, shown below) ..............................         14,867           4,799          41,204          15,974
   Research and development (exclusive of stock-based
      compensation expense of $225, $158, $649 and
      $465, respectively, shown below) ........................          2,368           1,433           5,288           4,153
   General and administrative, (exclusive of
      stock-based compensation expense of $980, $299,
      $5,437 and $1,019, respectively, shown below) ...........          2,723           1,769           5,962           5,819
   Amortization of goodwill ...................................          6,708           6,626           7,826          19,879
   Stock-based compensation expense ...........................          1,560             633           7,175           2,065
   Asset impairment charges ...................................             --           1,736              --           4,530
   Restructuring charges and contract termination expenses ....             --             316              --           1,570
                                                                   -----------     -----------     -----------     -----------
      Total operating expenses ................................         28,226          17,312          67,455          53,990
                                                                   -----------     -----------     -----------     -----------
      Loss from operations ....................................        (27,325)        (12,351)        (67,939)        (42,672)
   Other income (expense) .....................................            925              82           2,501            (509)
                                                                   -----------     -----------     -----------     -----------
   Net loss ...................................................        (26,400)        (12,269)        (65,438)        (43,181)
Preferred stock dividends and accretion to preferred stock
   redemption value ...........................................            231              --           1,725              --
                                                                   -----------     -----------     -----------     -----------
Net loss attributable to common stockholders ..................    $   (26,631)    $   (12,269)    $   (67,163)    $   (43,181)
                                                                   ===========     ===========     ===========     ===========

Loss per share-basic and diluted ..............................    $     (0.74)    $     (0.26)    $     (5.16)    $     (0.92)
                                                                   ===========     ===========     ===========     ===========
Weighted average number of common shares
   outstanding-basic and diluted ..............................         36,094          47,201          13,007          47,084
                                                                   ===========     ===========     ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                       2000            2001
                                                                                    -----------     -----------
Cash flows from operating activities:
Net loss .......................................................................    $   (65,438)    $   (43,181)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization ..................................................         13,525          26,785
Loss on disposition of short-term investment ...................................             --           1,195
Asset impairment charges .......................................................             --           6,318
Stock-based compensation .......................................................          7,175           2,065
Other ..........................................................................             83             260
Changes in operating assets and liabilities:
Accounts receivable ............................................................         (3,274)         (1,406)
Prepaid expenses and other current assets ......................................         (4,835)          1,343
Other assets ...................................................................         (5,746)            250
Accounts payable and accrued expenses ..........................................          5,068          (4,993)
                                                                                    -----------     -----------
Net cash used by operating activities ..........................................        (53,442)        (11,364)
                                                                                    -----------     -----------
Cash flows from investing activities:
Purchase of property and equipment .............................................        (24,486)         (2,093)
Proceeds from disposition of equipment .........................................             77             133
Proceeds from sales and maturities of investment securities ....................            648              --
Purchase of short-term investment ..............................................         (2,000)             --
Loan to Contigo Software, Inc. .................................................           (300)             --
Cash paid for acquisition of Contigo, net of cash acquired .....................         (2,622)             --
                                                                                    -----------     -----------
Net cash used by investing activities ..........................................        (28,683)         (1,960)
                                                                                    -----------     -----------
Cash flows from financing activities:
Net proceeds from issuance of preferred stock ..................................          5,013              --
Net proceeds from issuance of common stock .....................................         52,421             265
Payments on debt ...............................................................           (995)         (1,117)
Preferred stock dividend .......................................................           (150)             --
                                                                                    -----------     -----------
Net cash provided (used) by financing activities ...............................         56,289            (852)
                                                                                    -----------     -----------
Decrease in cash and cash equivalents ..........................................        (25,836)        (14,176)
Cash and cash equivalents at beginning of period ...............................         89,234          43,311
                                                                                    -----------     -----------
Cash and cash equivalents at end of period .....................................    $    63,398     $    29,135
                                                                                    ===========     ===========
Supplemental cash flow information - interest paid in cash .....................    $       315     $       167
                                                                                    ===========     ===========
Supplemental disclosure of noncash investing and financing activities:
Loan to officer for common stock purchase ......................................    $     1,125     $        --
                                                                                    ===========     ===========
Accounts payable incurred for purchases of property and equipment ..............    $     3,871     $     1,117
                                                                                    ===========     ===========
Exchange of investment for forgiveness of debt .................................    $        --     $       157
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

                         RAINDANCE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

         Raindance Communications, Inc., (the "Company"), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides Web and phone conferencing services that offer a continuum of real-time, interactive communications tools for businesses, including automated phone conferencing with online controls, Web conferencing for Web presentations, and advanced collaboration tools, which allow users, among other things, to share applications, tour the Web and whiteboard ideas online. The Company operates in a single segment. The condensed consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

         The accompanying condensed consolidated financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2000 and 2001, are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2000 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K/A (Commission File No. 000-31045), filed on May 2, 2001. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

(b) CASH, CASH EQUIVALENTS AND INVESTMENT

         All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market accounts at two financial institutions and high quality commercial paper. Current investment consisted of an equity investment in a public company. This investment was classified as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment was carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned its investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001.

(c) GOODWILL

         Goodwill is being amortized using the straight-line method over an estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. The amortization of goodwill will cease upon adoption of the Statement, which will be January 1, 2002. SFAS 142 requires a different method of determining impairment than is currently being used by the Company. The effect of this change on the financial statements of the Company has not yet been determined.

(d) REVENUE RECOGNITION

         The Company's Web and Phone Conferencing customers are charged a per-minute fee based on each phone participant's and Web participant's actual time on the conference, which is recognized as revenue upon completion of the conference. Customers are charged a fee to upload visuals or record Webcasts for phone conferences, which is also recognized as revenue upon completion of the conference. Revenue from initial set-up fees is recognized ratably over the initial term of the contract.

         The Company's Collaboration customers are charged either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. Revenue from initial set-up fees is recognized ratably over the initial term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

         The Company's Webcasting customers were charged for content encoding and hosting. Content encoding is the conversion of the customer's media into formats that can be accessed over the Internet using widely available media players and, for some customers, indexing the media to facilitate search and reporting capabilities. Revenue from content encoding was recognized when the content was available for viewing over the Internet. Hosting is the maintenance of the content on the Company's servers and, for some customers, providing access to information about content usage. Revenue related to content hosting was recognized ratably over the hosting period.

         The Company's Talking Email customers were charged based on prices and specific service terms, which were negotiated in advance of service delivery. Revenue was recognized, including any setup fees, ratably over the life of the contract.

         As part of a restructuring announced in January 2001, the Company indicated its intent to focus primarily on its core service offerings of Web and Phone Conferencing and Collaboration. Accordingly, Webcasting and Talking Email generated a minimal amount of revenue through the second quarter of 2001 as the Company satisfied certain customer commitments. The second quarter of 2001 was the final quarter in which revenue was generated from these services.

(e) LOSS PER SHARE

         Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method. Basic and diluted EPS are the same for the three and nine months ended September 30, 2000 and 2001 as all potential common stock instruments are antidilutive.

         The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2000 and 2001 (in thousands, except per share amounts):

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                             2000           2001           2000           2001
                                                                          ----------     ----------     ----------     ----------
Net loss attributable to common stockholders .........................    $  (26,631)    $  (12,269)    $  (67,163)    $  (43,181)
                                                                          ==========     ==========     ==========     ==========
Common shares outstanding:
  Historical common shares outstanding at beginning of period ........         5,709         47,094            576         46,835
  Weighted average common shares issued during period ................        30,385            107         12,431            249
                                                                          ----------     ----------     ----------     ----------
  Weighted average common shares at end of period - basic and diluted         36,094         47,201         13,007         47,084
                                                                          ==========     ==========     ==========     ==========
Loss per share - basic and diluted ...................................    $    (0.74)    $    (0.26)    $    (5.16)    $    (0.92)
                                                                          ==========     ==========     ==========     ==========


         The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2000 and 2001 because their effect would have been antidilutive:

                                                          AS OF SEPTEMBER 30,
                                                      --------------------------
                                                         2000            2001
                                                      -----------    -----------
Shares issuable under stock options ..............      7,060,669      8,677,989
Shares issuable pursuant to warrants .............        652,790        652,790

         The weighted-average exercise price of stock options outstanding as of September 30, 2000 and 2001 was $5.87 and $3.19, respectively. The weighted-average exercise price of warrants outstanding as of September 30, 2000 and 2001 was $ 7.35.

(2) JOINT VENTURES AND ACQUISITIONS

         On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands' corporation ("Evoke Communications Europe"). Pursuant to this agreement, the Company made net cash payments of approximately $4.6 million to Evoke Communications Europe, approximately $4.5 million of which, after foreign currency adjustments, are to be repaid under the terms of a promissory note, granted a technology license to Evoke Communications Europe and was issued common stock representing 51% ownership in Evoke Communications Europe. The Company uses the equity method of accounting for this investment as @viso Limited was granted participating rights that significantly affect the Company's ability to control Evoke Communications Europe. The specific rights that prevent the Company from controlling Evoke Communications Europe include approval and compensation level for the position of the Chief Executive Officer; approval of detailed operating budgets of Evoke Communications Europe; any acquisition or capital expenditure that involves an amount exceeding 10% of the assets of the company; any sale, lease or other disposition of assets that involves an amount exceeding 5% of the assets of the company; the incurrence, guarantee or otherwise becoming liable with respect to any indebtedness for borrowed money in an amount exceeding 10% of the assets of the company; the execution of any strategic contract, or the incurrence of any obligation, with a commitment of an amount exceeding 10% of the assets of the company; any declaration or payment of any dividend or other distribution, direct or indirect, on account of any shares or any redemption, retirement, purchase or other acquisition, direct or indirect, by the company of any shares; and the adoption of any stock option or award plan for employees, directors or consultants. The Company has recorded losses, which have reduced the Company's equity investment in Evoke Communications Europe to zero. The Company has no obligations to fund future operating losses of Evoke Communications Europe. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In connection with the liquidation, the Company anticipates receiving prior to December 31, 2001 cash and equipment valued at approximately $2.8 million. Accordingly, the Company recorded an impairment charge of $1.7 million in the third quarter of 2001, which represents the excess of the note receivable over the cash and equipment we expect to receive. The receivable, net of the impairment charge, is reflected in the balance sheet in long term assets as due from affiliate.

         On June 16, 2000, the Company acquired Contigo Software, Inc. ("Contigo") for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statements of operations for the three and nine months ended September 30, 2000 and 2001. The purchase price allocation is as follows:

                                                                                                           (IN MILLIONS)
Tangible net assets.....................................................................................   $        2.8
Assumed unearned stock option compensation..............................................................            0.6
Goodwill and other intangible assets....................................................................           80.5
                                                                                                           ------------
Total purchase price....................................................................................   $       83.9
                                                                                                           ============

         The summary table below, prepared on an unaudited pro forma basis, presents the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 2000 (in thousands, except per share data).


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    2000               2001
                                                                -----------     -----------
Revenue ....................................................    $    12,308     $    28,177
Net loss ...................................................        (69,715)        (43,181)
Basic and diluted net loss per share .......................          (4.44)          (0.92)

         The pro forma results for the nine months ended September 30, 2000 combine the Company's results for the nine months ended September 30, 2000 with the results of Contigo for the period from January 1, 2000 through the date of acquisition (June 16, 2000). The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2000. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3) RESTRUCTURING

         The Company recorded charges totaling $9.5 million in 2000 and $0.8 million in the first quarter of 2001 for restructuring activities. In addition, as described in Note 4, the Company incurred contract termination expenses of $1.8 million in the first quarter of 2001. In the second quarter of 2001 the Company incurred severance charges of $0.1 million and recorded a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully sub-leasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a telecommunications contract cancellation charge. In the third quarter of 2001, the Company recorded a net restructuring charge of $0.3 million which consisted of a $0.5 million charge to close two additional remote sales offices and additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments with terms more favorable than originally anticipated. The Company's restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices.

         Restructuring reserves and activity for the first nine months of 2001 are detailed below (in thousands):

                                                                     RESTRUCTURING
                                             RESERVE BALANCE            RESERVE                              RESERVE BALANCE
                                            DECEMBER 31, 2000         ADJUSTMENTS           PAYMENTS       SEPTEMBER 30, 2001
                                            ------------------    ------------------     --------------    ------------------
Consulting fees ........................    $              155    $               --     $          155    $               --
Contract cancellation charges ..........                   819                  (546)               168                   105
Closure of remote sales facilities .....                 3,390                  (702)               886                 1,802
                                            ------------------    ------------------     --------------    ------------------
Totals .................................    $            4,364    $           (1,248)    $        1,209    $            1,907
                                            ==================    ==================     ==============    ==================

         The Company expects to utilize the reserve balance for contract cancellation charges in December 2001. Facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through September 30, 2001, the Company has been successful in sub-leasing three facilities and terminating four facility lease commitments. As of September 30, 2001, the facility reserve was comprised of seven offices. The actual cost savings the Company anticipated as a result of our restructuring efforts have been generally realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that currently exists, it has taken the Company longer than expected to sub-lease or otherwise terminate its lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate our commitment on the seven remaining offices in a timely fashion will cause us to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, we will continue to expend cash on our monthly commitment on these facilities.

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

(5) ASSET IMPAIRMENT CHARGE

         In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In connection with the liquidation, the Company anticipates receiving cash and equipment valued at approximately $2.8 million. The equipment will be transferred to the Company at net book value. Accordingly, the Company recorded an impairment charge of $1.7 million in the third quarter of 2001, which represents the excess of the balance of the note receivable over the cash and the net book value of the equipment we expect to receive.

(6) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASES

         The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by either directors or former directors of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 3, the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to seven offices. Through September 30, 2001, we have been successful in terminating four facility leases and subleasing three facilities. Total future minimum lease payments, not including any reductions for executed sub-leases and other potential reductions, under all operating leases, approximate $13.4 million at September 30, 2001. Future minimum sublease receivables for the three subleased facilities, as of September 30, 2001, approximate $2.0 million to be received by the Company through August 2005.

(b) PURCHASE COMMITMENTS

         The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of September 30, 2001 is approximately $25.0 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c) EMPLOYMENT CONTRACTS

         The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of

September 30, 2001, the Company's liability would be approximately $322,500 if the officer had been terminated under certain conditions (as defined in the agreement).

(d) SEVERANCE

         The Company has made commitments to executives who are no longer with the Company including certain executives of Contigo Software, Inc. As of September 30, 2001, the Company's total future severance liability to these executives was approximately $216,000.

(e) LITIGATION

         From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Currently, we are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or liquidity.

(7) SUBSEQUENT EVENT

         On October 9, 2001, the Company entered into a Loan and Security Agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit bear interest at the bank's prime rate and are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and reborrowed at any time prior to the maturity date. On October 12, 2001 the Company received $5.0 million pursuant to the term loan referenced above. The term loan will be repaid with monthly principal payments of $139,000 plus interest at 8% over 36 months. The Loan and Security Agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and SFAS
142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead will be reviewed for impairment on an on-going basis. The amortization of goodwill will cease upon adoption of the Statement, which will be January 1, 2002. At September 30, 2001 the Company had goodwill of $45.3 million on its balance sheet, net of $34.4 million in accumulated amortization. We will record $6.6 million in goodwill amortization in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K/A (Commission File No. 000-31045), filed on May 2, 2001. You should also read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

OVERVIEW

         We provide Web and phone conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. These services offer a continuum of real-time, interactive communications tools for businesses, including automated phone conferencing, Web conferencing for Web presentations with online controls and advanced collaboration tools, which allow users, among other things, to share applications, tour the Web and whiteboard ideas online. Our business model is largely usage-based, which generally means that our customers only pay for the services they use. We sell these services to large and medium-sized corporations in various markets, as well as to resellers of conferencing and communications services through our direct and indirect sales channels.

         We have incurred losses since commencing operations and, as of September 30, 2001, we had an accumulated deficit of $159.0 million. Our net loss was $26.6 million and $12.3 million for the three months ended September 30, 2000 and 2001, respectively, and $67.2 million and $43.2 million for the nine months ended September 30, 2000 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur losses at least through 2002, particularly due to significant non-cash charges for amortization of unearned stock option compensation and depreciation expense. In addition, we will record approximately $6.6 million of goodwill amortization in the fourth quarter of 2001. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

         On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill in the quarter ending June 30, 2000, which we are amortizing over a period of three years. For the three and nine months ended September 30, 2001, amortization expense pertaining to goodwill was $6.6 million and $19.9 million, respectively. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In July 2001, the Financial Accounting Standards Board issued two pronouncements that affect business combinations going forward and amortization of goodwill and other intangible assets for previously recorded business combinations. As a result of this new guidance, effective January 1, 2002 we will no longer be recording amortization on our acquired goodwill. SFAS 142 requires a different method of determining impairment than is currently being used by the Company. The effect of this change on the financial statements of the Company has not yet been determined.

         Prior to our restructuring in January 2001, we derived revenue from services other than our Web and Phone Conferencing and Collaboration services. Revenue attributable to our Web and Phone Conferencing and Collaboration services represented 93%, 99% and 100% of our total revenue for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001, respectively. We expect to derive all of our revenue in the future from these services and any next-generation services developed from them. The following describes how we recognize revenue for the services we have offered in 2001.

         o Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the initial term of the contract.

         o Collaboration Revenue. Revenue for our Collaboration service is derived from either a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the initial term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

         o Webcasting Revenue (former service). Prices and specific service terms were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

         o Talking Email Revenue (former service). Prices and specific service terms were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

         Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We expect a decreasing need for large-scale capital expenditures, thereby reducing the amount of the increases in depreciation, Internet access and bandwidth expenses in the near term as compared to prior quarters. We expect our capacity and infrastructure will accommodate our revenue projections through the second quarter of 2002.

         We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, consulting fees, remote sales offices expenses, advertising and promotion expenses and allocated overhead. In the fourth quarter of 2000, and continuing into the first quarter of 2001, we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices and we believe, as of September 30, 2001, that we have experienced substantially all the benefits of these cost savings initiatives. We expect sales and marketing expenses to increase at a lower rate than our projected percentage revenue growth.

         We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, consulting fees and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make investments in research and development and anticipate that these expenses will remain relatively flat or slightly increase in absolute dollars, however, we expect them to decrease as a percentage of revenue over time.

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

         Amortization of goodwill consists of goodwill acquired in business combinations. In connection with the Contigo acquisition and as a result of the recent change in accounting for goodwill, 2001 will be the final year in which we record goodwill amortization. We will record $6.6 million in goodwill amortization in the fourth quarter of 2001, which will be the last quarter in which we will record goodwill amortization. We expect to record a total of $26.5 million of goodwill amortization for all of 2001.

         Since our inception, we have used stock-based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the three months ended September 30, 2001, we did not record any deferred stock option compensation and we expensed $0.6 million related to stock-based compensation. During the nine months ended September 30, 2001, we recorded $0.9 million of deferred stock option compensation and we expensed $2.1 million related to stock-based compensation. Additionally, as a result of reductions and changes in our workforce, we reversed $0.1 million and $5.1 million of deferred stock option compensation, related to the cancellation of unvested stock options, for the three and nine months ended September 30, 2001, respectively. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock-based compensation expense of approximately $0.6 million in the fourth quarter of 2001, $2.2 million in 2002, $1.5 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded to our employees and members of our board of directors through September 30, 2001 under our stock compensation plans.

OTHER DATA

         We evaluate operating performance based on several factors, including our primary financial measure of loss before non-cash amortization of goodwill and other charges. Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of non-cash amortization of intangible assets recognized in business combinations accounted for by the purchase method, stock based compensation and other charges.

         The calculation of loss before amortization and other charges ("LBAC"), which excludes preferred stock dividends and accretion, is as follows:

                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------     -------------------------------
                                                      2000              2001              2000              2001
                                                 -------------     -------------     -------------     -------------
Net loss ....................................    $     (26,400)    $     (12,269)    $     (65,438)    $     (43,181)
Add: Amortization of goodwill ...............            6,708             6,626             7,826            19,879
Add: Stock-based compensation expense .......            1,560               633             7,175             2,065
Add: Loss on sale of investment .............               --                --                --             1,195
Add: Asset impairment charges ...............               --             1,736                --             4,530
Add: Restructuring charges and contract
      termination expenses ..................               --               316                --             1,570
                                                 -------------     -------------     -------------     -------------
Loss before amortization and charges ........    $     (18,132)    $      (2,958)    $     (50,437)    $     (13,942)
                                                 =============     =============     =============     =============

         The trends depicted by the LBAC calculation indicate that we have been successful in significantly reducing both our net loss as well as LBAC, primarily as a result of our efforts to control operating costs while simultaneously increasing revenues. For the three months ended September 30, 2000 as compared with the three months ended September 30, 2001, our net loss decreased by $14.1 million and LBAC decreased by $15.1 million. For the nine months ended September 30, 2000 as compared with the nine months ended September 30, 2001, our net loss decreased by $22.3 million and LBAC decreased by $36.4 million. Thus, LBAC indicates that although we have incurred significant expenses for goodwill amortization, asset impairment charges and other charges, which are partially offset by lower stock-based compensation expense, we have significantly improved operating performance through a combination of lower operating expenses and higher revenue. The funds depicted by LBAC are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used in operations was $53.4 million and $11.4 million for the nine months ended September 30, 2000 and 2001, respectively; net cash used in investing activities was $28.7 million and $2.0 million for the nine months ended September 30, 2000 and 2001, respectively; net cash provided by financing activities was $56.3 million for the nine months ended September 30, 2000 and net cash used by financing activities was $0.9 million for the nine months ended September 30, 2001. LBAC should be considered in addition to, not as a substitute for, net loss attributable to common stockholders and other measures of financial performance reported in accordance with generally accepted accounting principles. LBAC is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, LBAC as used by us may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

         REVENUE. Total revenue increased by $4.5 million from $5.6 million for the three months ended September 30, 2000 to $10.1 million for the three months ended September 30, 2001. Total revenue increased by $17.9 million from $10.3 million for the nine months ended September 30, 2000 to $28.2 million for the nine months ended September 30, 2001. The increase was primarily due to increased customer account penetration and the addition of new customers. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Collaboration service beginning in June 2000. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core service offerings of Web and Phone Conferencing and Collaboration. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers.

         COST OF REVENUE. Cost of revenue increased $0.4 million from $4.7 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. Cost of revenue increased $6.1 million from $10.8 million for the nine months ended September 30, 2000 to $16.9 million for the nine months ended September 30, 2001. Depreciation expense decreased $0.7 million and $0.2 million for the three and nine months ended September 30, 2001 over the respective periods in 2000 primarily due to the write-down of particular assets to their fair value in the second quarter of 2001. We are not recording any depreciation expense on assets no longer in use and held for disposal. Telecommunication costs and Internet access costs increased $1.5 million in the third quarter of 2001 and $5.4 million in the nine months ended September 30, 2001 over the respective periods in 2000. This increase resulted from additional phone charges consistent with increased use of our Web and Phone Conferencing service and also increased bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses decreased $0.1 million in the third quarter of 2001 over the respective periods in 2000 as a result of reduced headcount. Salaries and payroll related expenses increased $0.5 million in the nine months ended September 30, 2001 over the respective periods in 2000 as we hired technical support, consulting and training personnel to provide support services to our customers. Maintenance expense decreased $0.2 million in the third quarter of 2001 and increased $0.3 million in the nine months ended September 30, 2001 over the respective periods in 2000. The decrease in the quarter was primarily due to reduction of maintenance costs associated with the equipment we took out of service in the second quarter of 2001.

         SALES AND MARKETING. Sales and marketing expense decreased $10.1 million from $14.9 million for the three months ended September 30, 2000 to $4.8 million for the three months ended September 30, 2001. Sales and marketing expense decreased $25.2 million from $41.2 million for the nine months ended September 30, 2000 to $16.0 million for the nine months ended September 30, 2001. Expenses related to advertising and promotion decreased $6.0 million in the third quarter of 2001 and $18.9 million in the nine months ended September 30, 2001 over the respective periods in 2000 as we reduced our advertising in anticipation of changing our name in the second quarter of 2001. The decreased spending on advertising and promotional campaigns continued through the third quarter of 2001. Salaries, commissions and payroll related expenses decreased $3.2 and $4.7 million for the three and nine months ended September 30, 2001 over the three and nine months ended September 30, 2000 primarily related to the reduction in sales force as a result of our corporate restructuring in the first quarter of 2001. Bad debt expense increased $0.1 million in the third quarter of 2001 and $0.5 million in the nine months ended September 30, 2001 over respective periods in 2000. This increase was related to incremental charges to our bad debt reserve as our revenue increases. The remainder of the expenses that decreased for the three and nine months ended September 30, 2001 over the three and nine months ended September 30, 2000 are office rent, recruiting, telecommunications and Internet access costs, travel, and trade show related expenditures consistent with the reduction in our workforce, office closures and cost containment initiatives that took place in the first quarter of 2001.

         RESEARCH AND DEVELOPMENT. Research and development expense decreased $0.9 million from $2.3 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001. Research and development expense decreased $1.1 million from $5.3 million for the nine months ended September 30, 2000 to $4.2 million for the nine months ended September 30, 2001. Personnel and payroll related expenses decreased $0.6 and $0.5 million for the three and nine months ended September 30, 2001 as compared with the three and nine months ended September 30, 2000 primarily as a result of reduced headcount associated with our restructuring, which took place in January 2001, and an increase in capitalized salaries related to internally developed software. The remainder of the decrease for the three and nine months ended September 30, 2001 over the respective periods in 2000 is explained by $0.1 and $0.2 million decreases in outside services, as well as decreases in telecommunications and Internet access costs, office rent, moving expenses and supplies.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $0.9 million from $2.7 million for the three months ended September 30, 2000 to $1.8 million for the three months ended September 30, 2001. Expenses for legal fees, recruiting, and travel decreased $0.4, $0.2 and $0.1 million, respectively, in the third quarter of 2001 as compared with the third quarter of 2000. Royalty expense decreased $0.2 million for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000 as our royalty commitment ceased in the first quarter of 2001. General and administrative expense decreased $0.1 million from $5.9 million for the nine months ended September 30, 2000 to $5.8 million for the nine months ended September 30, 2001. Overall, expenses remained flat, however, as several accounts experienced fluctuations that offset one another. Expenses for legal fees, recruiting, and travel decreased $0.7, $0.5 and $0.3 million, respectively, for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000, while personnel and payroll related expenses, insurance premiums associated with our director's and officer's liability insurance, and consulting fees increased $0.6, $0.5 and $0.3, respectively, for the same period.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $6.6 and $19.9 million for the three and nine months ended September 30, 2001 as result of our acquisition of Contigo in June 2000. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." We will continue to record amortization of goodwill through December 31, 2001 and upon adoption of this pronouncement on January 1, 2002 we will no longer be required to amortize our goodwill. SFAS 142 requires a different method of determining impairment than we currently use. The effect of this change on our financial statements has not yet been determined. At September 30, 2001, we had goodwill of $45.3 million on our balance sheet, net of $34.4 million in accumulated amortization. We will record $6.6 million in goodwill amortization in the fourth quarter of 2001, which will be the last quarter in which we will record goodwill amortization.

         STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense decreased $0.9 million from $1.5 million for the three months ended September 30, 2000 to $0.6 million for the three months ended September 30, 2001. Stock-based compensation expense decreased $5.1 million from $7.2 million for the nine months ended September 30, 2000 to $2.1 million for the nine months ended September 30, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from one to four years. During the three months ended September 30, 2001, we did not record any deferred stock option compensation and we expensed $0.6 million related to stock-based compensation. During the nine months ended September 30, 2001, we recorded $0.9 million of deferred stock option compensation and we expensed $2.1 million related to stock-based compensation. Additionally, as a result of reductions and changes in our workforce, we reversed $0.1 and $5.1 million of deferred stock option compensation related to the cancellation of unvested stock options for the three and nine months ended September 30, 2001.

         ASSET IMPAIRMENT CHARGES. We have previously recorded losses that have reduced the Company's investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe. We have advanced Evoke Communications Europe approximately $4.5 million, after foreign currency adjustments. In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and will be ceasing operations. In connection with the liquidation, we anticipate receiving cash and equipment valued at approximately $2.8 million. The equipment will be transferred to us at net book value. As a result of the impending liquidation, we recorded an impairment charge of $1.7 million in the third quarter of 2001, which represents the excess of the note receivable over the cash and equipment we expect to receive.

         In the second quarter of 2001, we performed a strategic review of our fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where we had excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions that continued through the second quarter of 2001. We expect that the sale and disposal of the assets will be completed in 2001. In connection with the plan of disposal, we determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, we recorded an impairment loss of $2.7 million in the second quarter of 2001. We determined the asset write-offs under the held for disposal model. In addition, we wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with our previous name.

         RESTRUCTURING CHARGES. In the fourth quarter of 2000 we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. Our efforts were directed toward our core service offerings, Web and Phone Conferencing and Collaboration, which also included reductions of non-core services. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with actions taken to streamline operations, we recorded restructuring charges in the first quarter of 2001 of $0.8 million. In the second quarter of 2001, we incurred severance charges of $0.1 million and incurred a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully leasing several remote offices with terms more favorable than originally anticipated, and also consummated an early termination settlement of a contract cancellation charge. In the third quarter of 2001, we recorded a net restructuring charge of $0.3 million consisting of a $0.5 million charge to close two additional remote sales offices and additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments with terms more favorable than originally anticipated. At September 30, 2001, our restructuring reserves total $1.9 million, of which $0.9 is current and principally relates to lease and other contract cancellation costs, which will be relieved as payments are made. Through September 30, 2001, we have been successful in sub-leasing three facilities and terminating facility lease commitments on four facilities. As of September 30, 2001, the restructuring reserve for facilities was comprised of seven offices. The remaining balances may be adjusted as we continue in our efforts to sublease or otherwise minimize our commitments on our remaining remote sales offices.

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

         OTHER INCOME (EXPENSE). Interest income decreased $0.7 million from $1.0 million for the three months ended September 30, 2000 to $0.3 million for the three months ended September 30, 2001. Interest income decreased $1.7 million from $2.8 million for the nine months ended September 30, 2000 to $1.1 million for the nine months ended September 30, 2001. The decrease was related to higher average cash balances in 2000 compared to 2001 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000 that was utilized in operations over the course of 2000 and into 2001. The decrease is also due to lower rates of return on our cash reserves in 2001 as compared to 2000. Interest expense remained flat at $0.1 million for the quarters ended September 30, 2000 and 2001 and decreased $0.1 million from $0.3 million for the nine months ended September 30, 2000 to $0.2 million for the nine months ended September 30, 2001. Loss on the sale of fixed assets was $0.1 million for the three months ended September 30, 2001. Loss on the sale of fixed assets was $0.2 million for the nine months ended September 30, 2001. In the first quarter of 2001, we recorded a $1.2 million realized loss on the sale of an investment (see contract termination charges above).

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, cash and cash equivalents were $29.1 million, a decrease of $14.2 million compared with cash and cash equivalents held as of December 31, 2000. Net cash expended in the third quarter of 2001 was $1.1 million.

         Net cash used in operations was $53.4 and $11.4 million for the nine months ended September 30, 2000 and 2001, respectively. This decrease was the result of our restructuring and cost containment initiatives and an increase in revenue and related cash collections. We expect cash flows from operating activities to be negative through the end of 2001.

         Net cash used by investing activities was $28.7 and $2.0 million for the nine months ended September 30, 2000 and 2001, respectively. Net cash used by investing activities in 2000 primarily related to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform, and the purchase of stock in a company from which we licensed software. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements. Capital expenditures decreased significantly in the first three quarters of 2001 from 2000 and we expect capital expenditures to continue to decrease in the fourth quarter of 2001, as compared to the fourth quarter of 2000.

         Net cash provided by financing activities was $56.3 million for the nine months ended September 30, 2000 and net cash used by financing was $0.9 million for the nine months ended September 30, 2001. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock, net of payments made under our debt financing arrangements. Cash used by financing activities in 2001 was primarily due to payments made under our debt financing arrangements, net of proceeds from the sale of common stock.

         As of September 30, 2001, we had approximately $1.2 million in total debt obligations outstanding, of which approximately $1.0 million was current.

         In October 2001, the Company entered into a Loan and Security Agreement that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. In October 2001, the Company borrowed $5.0 million pursuant to the term loan component of the Loan and Security Agreement. The term loan will be repaid with monthly principal payments of $139,000 plus interest at 8% over 36 months.

         We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

         As of September 30, 2001, our purchase commitments for bandwidth usage and telephony services were approximately $25.0 million and will be expended over the next five years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

         We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of September 30, 2001 approximate $13.4 million. We are in the process of attempting to sublease or otherwise minimize our commitment with respect to seven offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through September 30, 2001, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing three facilities. Future minimum sublease receivables for the three subleased facilities, as of September 30, 2001, approximate $2.0 million that we will receive through August 2005.

         We expect that existing cash resources and the credit facility we obtained in October 2001 will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. We expect our cash flow to continue to improve and enable us to approach positive cash flow from operations in the first quarter of 2002, and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT SIGNIFICANT CONTINUING LOSSES AND WE MAY NEVER ATTAIN PROFITABILITY.

         If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenues in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $159.0 million from our inception through September 30, 2001 and we anticipate net losses through at least 2002. Our revenues may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We only began commercially offering our flagship Web and Phone Conferencing service in April 1999 and our Collaboration service since our acquisition of Contigo Software, Inc. in June 2000. In January 2001, we restructured our company to focus solely on these services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the Web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD CAUSE OUR STOCK PRICE TO DECLINE.

         As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $12.3 million and $33.3 million in the four quarters ended September 30, 2001. Our quarterly revenues ranged between $7.7 million and $10.1 million in the four quarters ended September 30, 2001. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

         Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in the use of our usage-based services around the Spring, Thanksgiving, December and New Year holidays. We expect that our revenues during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         Our growth depends on our ability to develop leading-edge Web and phone conferencing services and features. For example, in November 2001, we will commercially release our Web Conferencing Pro 5.0 service, an upgrade to the current 4.6 version of our Collaboration service. We may not successfully identify, develop and market Web Conferencing Pro and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We may not successfully alter the design of our systems to quickly integrate new technologies.

         In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

COMPETITION IN THE WEB CONFERENCING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

         The market for Web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services.

         Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as pricing structures and marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower per-minute long distance costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop Web conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours.

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

IF WE FAIL TO OFFER COMPETITIVE PRICING, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Because the Web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenues, margins and our ability to achieve or sustain profitability.

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

         The amount of conferencing events we host has increased significantly. We must continually increase our capacity in excess of customer demand. To rapidly expand our operations and to add customers requires a significant increase in the capacity of our infrastructure. If we fail to increase our capacity, customers may experience service problems, such as busy signals, improperly routed calls and messages, and slower-than-expected download times. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to achieve or sustain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

OUR CURRENT AND ANY ADDITIONAL INTERNATIONAL EXPANSION, INCLUDING OUR JOINT VENTURE WITH @VISO LIMITED, MAY NOT BE SUCCESSFUL, WHICH COULD HARM OUR STRATEGY TO EXPAND INTERNATIONALLY AND CAUSE OUR OPERATING LOSSES TO INCREASE.

         We have expanded into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture European subsidiary with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture subsidiary is not generating positive cash flow and is incurring losses and is not projecting to be cash flow positive or profitable in the near term. As a result, the board of directors of this joint venture unanimously approved a plan of liquidation and dissolution, and as a result, this joint venture will be liquidated and its operations will cease. This decision may harm our strategy to expand internationally, and we may not realize any value from the costs associated with starting up this venture. In addition, we may be required to expend significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not achieve or sustain profitability, thereby causing our stock price to decline.

         If we continue to expand internationally, either alone or with a partner, we would be required to spend additional financial and managerial resources that may be significant. We have no experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

OUR WEB AND PHONE CONFERENCING SERVICE MAY BECOME SUBJECT TO TRADITIONAL TELECOMMUNICATIONS CARRIER REGULATION BY FEDERAL AND STATE AUTHORITIES, WHICH WOULD INCREASE THE COST OF PROVIDING OUR SERVICES AND MAY SUBJECT US TO PENALTIES.

         We believe our Web and Phone Conferencing service is not subject to regulation by the Federal Communications Commission or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Web and Phone Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Web and Phone Conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Web and Phone Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

OUR COMPETITORS MAY BE ABLE TO CREATE SYSTEMS WITH SIMILAR FUNCTIONALITY TO OURS AND THIRD-PARTIES MAY OBTAIN UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY.

         The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own two patents relating to the Web touring feature of our Collaboration service. These measures may not be adequate to safeguard the technology underlying our Internet communication services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

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

OUR VIRTUAL MEETING SERVICES WILL NOT GENERATE SIGNIFICANT REVENUE IF BUSINESSES DO NOT SWITCH FROM TRADITIONAL TELECONFERENCING AND COMMUNICATION SERVICES TO WEB CONFERENCING.

         If businesses do not switch from traditional teleconferencing and communication services, our services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our services will depend in part on an increase in the number of customers using the Web-based features in addition to its traditional conferencing features. In the first nine months of 2001, only a small percentage of our customers of this service used the Web in this way.

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

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         The stock market in general and the stock prices of Internet-related companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Because we are an Internet-related company, we expect our stock price to be similarly volatile. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2001, we had long-term debt, including current portion, in the aggregate amount of $1.2 million with interest rates ranging from 7.41% to 13.33% with payments due through 2003. A change in interest rates would not affect our obligations related to long-term debt existing as of September 30, 2001, as the interest payments related to that debt are fixed over the term of the debt. In October 2001, the Company entered into a Loan and Security Agreement that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Future advances under the revolving line of credit will reflect interest at the bank's prime rate and therefore any advances under this revolving line of credit would subject the Company to interest rate fluctuations. In October 2001 the Company borrowed $5.0 million pursuant to the term loan referenced above. The interest rate on the term loan is fixed at 8% and accordingly interest rate fluctuations will not affect this credit facility. Increases in interest rates could, however, increase the interest expense associated with future borrowings including any advances on our revolving line of credit. The Company is exposed to foreign currency risks through a loan to its European joint venture which is payable in Euros. The Company does not employ any risk mitigation techniques with respect to this loan. The Company's European joint venture is in the process of dissolution and liquidation and the Company's foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at September 30, 2001, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         After deducting expenses of our initial public offering pursuant to a registration statement (No. 333-30708) declared effective on July 24, 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $21.2 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

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


                                       RAINDANCE COMMUNICATIONS, INC.

Date: November 14, 2001                By: /s/ NICHOLAS J. CUCCARO
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)