Form 10-K
period 2001-12-31
RAINDANCE COMMUNICATIONS INC
filed 2002-03-27
CIK 1046832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 000-31045


                         RAINDANCE COMMUNICATIONS, INC.
                            (A DELAWARE CORPORATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by nonaffiliates of the registrant, based upon the last sales price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $144,140,909 as of March 15, 2002.

     As of March 15, 2002, the registrant had outstanding 48,692,122 shares of its common stock, $.0015 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 year.

                         RAINDANCE COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 2001

                                TABLE OF CONTENTS


                                                                                                                      PAGE
                                                                                                                      ----
PART I

Item     1    Business............................................................................................      3
Item     2    Properties..........................................................................................     10
Item     3    Legal Proceedings...................................................................................     10
Item     4    Submission of Matters to a Vote of Security Holders.................................................     10

PART II

Item     5    Market for Registrant's Common Equity and Related Stockholder Matters...............................     11
Item     6    Selected Consolidated Financial Data................................................................     12
Item     7    Management's Discussion and Analysis of Financial Condition and Results of Operations...............     14
Item     7A   Quantitative and Qualitative Disclosures About Market Risk..........................................     35
Item     8    Consolidated Financial Statements and Supplementary Data............................................     35
Item     9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................     35

PART III

Item     10   Directors and Executive Officers of the Registrant..................................................     36
Item     11   Executive Compensation..............................................................................     36
Item     12   Security Ownership of Certain Beneficial Owners and Management......................................     36
Item     13   Certain Relationships and Related Transactions......................................................     36

PART IV

Item     14   Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K........................     37

                                     PART I

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, in the sections entitled "Management's Discussion And Analysis Of Financial Condition And Results of Operations" and "Additional Risk Factors That May Affect Our Operating Results and the Market Price of our Common Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Readers are urged to carefully review and consider the various disclosures made by us in this report, and in our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.


ITEM 1. BUSINESS

OVERVIEW

     We provide integrated Web conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. Our business-to-business communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive Web tools. Our continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple Web controls and presentation tools, and Web Conferencing Pro, formerly called Collaboration, which allows users to integrate reservationless automated audio conferencing with advanced Web interactive tools such as application sharing, Web touring and online whiteboarding. From a simple audio conference call to a fully collaborative online event, our customers can choose the best solution to meet their communication needs. With our services, users initiate, control and monitor live and recorded one-to-one, one-to-many and many-to-many communication events including everyday business meetings, sales presentations, employee training sessions and product demonstrations using only a telephone and a standard Web browser. We sell these services to large and medium-sized corporations in diverse vertical markets as well as to resellers of conferencing and communications services through our direct and indirect sales forces. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis.

     We were incorporated in Delaware in April 1997. We first recorded revenues in 1998 and have incurred net losses since inception. We began offering our Web and Phone Conferencing service in April 1999 and our Web Conferencing Pro service, formerly called Collaboration, upon our acquisition of Contigo Software, Inc. in June 2000. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.

INTEGRATED WEB CONFERENCING SERVICES

     We combine everyday communication tools, the telephone and personal computer, through our proprietary architecture to make remote meetings and events more productive. Our integrated Web conferencing services support various meeting types and sizes from a simple, reservationless audio conference to company-wide online training initiatives. These flexible service offerings enable businesses to choose the right solution to meet their specific needs.

     For everyday conference calls, meeting moderators can use their personal conference ID to begin a phone conference at anytime without a reservation or an operator. To add another layer of interaction and group collaboration, moderators use the same ID to begin a Web conference with interactive features to share rich visual content and encourage participation. We provide customers simple and convenient communications solutions with access to audio and Web conferencing with one telephone access number, one user ID, one technical support team and one billing solution.

     Our integrated Web conferencing services offer the following benefits:

     o Instant Automated Access. Meeting moderators can initiate a conference at any time using their unique conference ID and PIN code. No reservation or operator assistance is required for conferences with up to 96 phone participants and up to 2,500 Web participants. By removing the reservation and operator-intensive process of traditional conferencing services, our services give users complete control of their everyday meetings.

     o Reliability and Security. We designed our facilities and infrastructure to provide the scalability and reliability required to meet the critical communication needs of our customers. We incorporate telecommunication-grade reliability standards into our communication technologies and design our infrastructure to accommodate more participants and usage than we expect. We monitor servers in our data center with redundant network connections. In addition to offering our services in a secure socket layer, or SSL, environment with 128-bit encryption, we provide a robust firewall configuration that offers layered protection for customer data. Meeting moderators have the ability to further ensure and monitor the security of their meetings using several security features, including PIN codes, audio tones that signal when a participant enters or exits, conference locks to prevent additional participants from joining a conference and a participant count feature. We offer technical support 24 hours a day and seven days a week.

     o Flexible Pricing. We offer our services with flexible pricing models. A large portion of our services are offered on a usage-based model, which generally means that our customers pay on a per-minute, per-participant basis. We also offer our Web Conferencing Pro customers monthly subscription rates based on a fixed number of concurrent users. In some cases, there are one-time fees depending on specific features selected by our customers. In addition, for our distribution partners, we may offer our services through software licenses.

     We offer several levels of service depending on the customer's needs:

     Web and Phone Conferencing. Web and Phone Conferencing combines the reliability and universal availability of traditional phone conferencing services with basic Web presentations and controls. This service allows meeting moderators to initiate a phone conference at any time by using a dedicated toll-free number and personal ID number. By uploading and sharing a visual presentation online with conference participants, moderators are able to present charts and graphs without having to email their presentations in advance and rely on participants to follow along. Using simple controls, moderators can: call and add participants; lock the conference for security; allow the conference to continue once the meeting moderator disconnects; mute and unmute individuals or the entire group; count the number of participants; request an operator; disconnect participants; and view lists of both phone and Web participants, including information on whether the participant joined over the phone or Web and whether the participant is muted. Immediately after their conference has ended, users receive an email summary outlining their conference activity and receive a link to view online reporting, which can be tailored for each customer's requirements. Our live and recorded streaming capabilities let meeting moderators extend the reach of their conference by streaming their phone conference and synchronized slide presentations over the Web. Web casts can be executed live or can be recorded and made available to an unlimited number of participants. We offer Web and Phone Conferencing users competitively priced services with reliability and ease of use to support everyday business meetings.

     Web Conferencing Pro. Our Web Conferencing Pro service, formerly called Collaboration, is a flexible Web conferencing tool that allows sales, marketing and training professionals to conduct virtual meetings and seminars online. Meeting moderators can share desktop applications, display slides, conceptualize on a shared whiteboard and lead a Web tour. In addition, moderators can take advantage of features that keep participants engaged and encourage interactivity, such as annotation tools, text chat and polling. Integrated, reservationless phone conferencing enables the moderator to control both phone and Web functions from a single interface similar to our Web and Phone Conferencing service. The interface of our Web Conferencing Pro Service can be branded with our customer's colors and logo. Our Web Conferencing Pro service is offered in two versions, Meeting and Seminar. The primary functions of Web Conferencing Pro Meeting are detailed below:

     o Application Sharing allows moderators and participants to share desktop applications, such as Microsoft Word or Excel, in real-time, even if participants do not have the application loaded on their individual computers;

     o Whiteboarding allows moderators to write or draw in real-time on a blank whiteboard with multiple drawing tools while participants simultaneously view these actions;

     o Web Touring allows moderators to guide participants anywhere on the Web in a controlled setting with built-in `click-away' prevention, which prevents participants from linking to other Web sites while on a moderated Web tour;

     o Text Chat offers real-time chat that can be viewed by all meeting participants or privately by a select few;

     o Polling, which enables moderators to plan or conduct live polling during a presentation and publish results publicly or privately;

     o Co-moderator capabilities enable a moderator to promote any number of participants to take control of the conference; and

     o Record and Playback enables our meeting moderators to extend the reach of their conference by recording their online presentations and providing it to unlimited numbers of participants for later viewing.

     Web Conferencing Pro Seminar builds upon the features of the Meeting version with the addition of automated event management tools such as posting meeting schedules, managing participant registration and setting automatic email reminders before the event. In addition, the Seminar version includes additional features to encourage large-group interaction and management, such as our Q&A feature. The additional functions of Web Conferencing Pro Seminar are detailed below:

     o Public Meeting Calendar provides a centralized location for participants to view upcoming events and descriptions of events, as well as the ability to register to attend.

     o Event Registration enables moderators to require all participants to complete a registration form prior to a session and stores the information for later use. Moderators have the ability to create guest lists that will allow only specific users access to events, recordings and stored documents.

     o Advanced Event Security allows moderators to create security preferences based on email addresses to automatically approve or deny participants as they register.

     o Automatic Emails can be customized for approval, denial and reminder notification.

     o Advanced Reports capture all activity before, during or after an event into an extractable report comparing registered users versus attended users to track effectiveness of marketing and Web campaigns. Usage reports can also be created which provide users with pertinent information regarding the total usage of their site along with individual accounts.

     o Q&A allows the moderator to monitor text questions and either flag the question for later response, answer it publicly or privately, or publish a list of questions to the audience.

     o Start, Post-Registration and Terminating URLs guide event participants to a designated Web site before or after the event.

FUTURE SERVICE OFFERINGS

     We intend to continue leveraging the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services. Anticipated service enhancements include further integration of reservationless phone conferencing with our Web Conferencing Pro platform, development of advanced Web and phone features based on customer feedback and integration of our services with other widespread business tools, such as email and calendaring.

CUSTOMERS

     We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. As of December 31, 2001, we had 1,761 revenue generating customers. In 2001, direct customers accounted for 85% of our revenue. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. Some of our distribution partners also use our services internally. In 2001, we generated 15% of our revenue from these relationships. No customer accounted for more than 10% of our revenue for the year ended December 31, 2001.

TECHNOLOGY

     We have invested substantial human and capital resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our layered approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate changes in the marketplace. We believe this gives us a competitive advantage by allowing us to quickly and reliably develop new services and enhance our existing services based on evolving market needs. We believe that our technological resources give us the following benefits:

     o the ability to identify new and enhance existing Web conferencing services;

     o the ability to build integrated applications by combining traditional telephony and Internet communication technologies; and

     o the ability to build a reliable and scalable communication infrastructure.

     The technologies that support our business fall into four areas described below:

     Data Infrastructure. Our data infrastructure provides Internet connectivity between our end customers and our automated services. We run a multi-home network infrastructure and operate our own private networks between our on-premises data center and leased data centers. Our entire data infrastructure is redundant with network cores consisting of some of the industry's most advanced gigabit technology. All data circuits are delivered over multiple local loop providers and travel to our data facilities over disparate paths. Critical choke-points in our data architecture are load balanced. With the architecture design we currently have in place, we have maintained constant service availability at the data layer for our customers' connectivity. Currently we provide over 450 Mbits of data layer connectivity to our customers over three separate Internet backbones.

     Voice Infrastructure. Our voice infrastructure provides the telephony connectivity to our customers that is required for the audio conferencing aspects of our services. Our voice infrastructure consists mainly of dynamically routed SS7 call processing systems that integrate closely with our network providers. These logical layer connections are made over diverse local loop fiber routes and connect to geographically disparate switching fabrics. Currently we have over 400 T1 voice circuits in production from two service providers. We have developed proprietary schemes and methodologies to provide higher uptime statistics than systems utilizing single network architectures.

     Application Infrastructure. Our application infrastructure is developed in-house and represents a substantial portion of our intellectual property and a considerable competitive advantage. Our ability to offer our customers integrated audio and Web functionality is a hallmark of our proprietary layering methodology. This functionality provides us an advantage over competitors with less integrated offerings. Our application infrastructure is largely Java based and is highly redundant and scalable.

     Business Infrastructure. We operate a largely custom and proprietary business infrastructure layer that consists of custom real-time billing and rating engines. These functions enable us to provide our customers with critical business information and tools. Our architecture is designed to allow us to use information from each of the other infrastructure layers described above, and as a result, we can provide current billing information for virtually any type of communication action that is enabled by our platform. The business infrastructure layer uses Oracle 8i for all storage and runs on multiple redundant and host standby servers. Our business layer also allows us to adapt to changing requirements as next generation services mature.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are currently focused on improving the functionality and performance of our existing services, as well as developing new services and enhancements to meet the changing needs of our diverse customer base.

     We devote a substantial portion of our resources to developing new services and features, enhancing existing services, expanding and improving the Internet and telephony technologies we use and strengthening our technological expertise. We believe our success will depend, in part, on our ability to develop and introduce new services and enhancements to our existing services. We have made, and expect to continue to make, significant investments in research and development. We expensed approximately $1.0 million, $8.0 million and $5.7 million related to research and development activities in the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. We intend to devote substantial resources to research and development for the next several years. As of March 15, 2002, we had 49 full-time engineers and developers engaged in research and development activities.

SALES AND MARKETING

     Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 15, 2002, we had 92 full-time employees engaged in sales and marketing. The following segments outline our direct and indirect sales initiatives:

     o Direct Sales Force. Our direct sales force targets our services primarily to large and medium-sized corporations with a proven need for business communication services in diverse vertical markets, such as computer software, business services, manufacturing and financial services. A significant percentage of our direct sales force compensation is commission based.

     o Indirect Sales Force. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. We private label or co-brand our services for these partners depending on their requirements.

     Marketing. We primarily focus our marketing efforts on aggressive direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

CUSTOMER SERVICE

     We offer customer support and operator assistance 24 hours a day, seven days a week. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our users can request operator help during a conference directly from their computer or on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, and user and quick reference guides hosted on our Web site. As of March 15, 2002, we employed 37 full-time technical and customer support representatives to respond to customer requests for support.

     The vast majority of our requests for customer support are based on general product functionality and basic technical assistance, such as browser setting adjustments. The majority of our customer inquiries can be addressed during an operations technician's initial contact with the customer. If the issue cannot be resolved immediately, it will be escalated to our Level II support team. If further help is required the issue will be immediately transferred to our Level III support team. Once the issue is identified and a timeline for a resolution is determined, the associated operations account manager will contact the customer with the resolution plan. Additionally, all customer incidents are tracked within our CRM database for future reference and technical pattern analysis.

COMPETITION

     The market for Web conferencing services is relatively new, rapidly evolving and intensely competitive. As the market for these services evolves, more companies are expected to enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify and may result in price reductions, reduced sales and margins, loss of market share and reduced acceptance of our services.

     We believe that the primary competitive factors in the Web conferencing services market include:

     o    ease of use of services and breadth of features;

     o    quality and reliability of communication services;

     o    pricing;

     o    quality of customer service;

     o    brand identity;

     o    compatibility with new and existing communication formats;

     o access to and penetration of distribution channels necessary to achieve broad distribution;

     o ability to develop and support secure formats for communication delivery;

     o    scalability of communication services; and

     o challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Although we believe our services currently compete favorably with respect to these factors, our failure to adequately address any of the above factors could harm our competitive position.

     We are an integrated provider of Web conferencing services. As such, we compete with stand-alone providers of traditional teleconferencing and Web conferencing services. Some of our current competitors have entered and expanded, and other competitors or potential competitors may enter or expand their positions in the Web conferencing services market by acquiring one of our competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. These companies may have large and established customer bases, substantial financial resources and established distribution channels that could significantly harm our ability to compete.

     In the traditional teleconferencing market, our principal competitors include AT&T, Global Crossing, MCI WorldCom and Sprint. These companies currently offer teleconferencing services as part of a bundled telecommunications offering, which may include video and data conferencing services and other Web conferencing services. We also compete with traditional operator-assisted conferencing providers, such as Conference Plus, Genesys, Intercall and Premier Conferencing. In addition, we compete with resellers of Web conferencing. In the collaboration services market our principal competitors include Centra Software, PlaceWare, and WebEx. Some of these competitors offer collaboration services and software with a broader set of features than we currently offer and may integrate teleconferencing services into their collaboration offerings through strategic partnerships with traditional teleconferencing providers. We also compete with resellers of collaboration services. In addition, some large software providers have announced their intention to provide Web conferencing services in addition to their software offerings. There are also a number of distance learning companies that may enter the Web conferencing services market.

INTELLECTUAL PROPERTY

     The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have two issued patents that we acquired in connection with our acquisition of Contigo. These patents relate to the collaborative Web touring feature of our Web Conferencing Pro service. As a result of the Contigo acquisition we also acquired rights to three pending patent applications. These applications relate to additional aspects of our Web Conferencing Pro service. We also have a patent application on file that relates to certain aspects of our Web and Phone Conferencing service. Our current and future patent applications may fail to result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient enough to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.

     To protect our proprietary rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we intend to offer our services. Policing unauthorized use of our proprietary information is difficult. Each trademark, trade name or service mark appearing in this report belongs to its holder.

EMPLOYEES

     As of March 15, 2002, we employed 206 people. The employees included 28 in general and administrative functions, 37 in operations, 92 in sales and marketing and 49 in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal executive office is located in Louisville, Colorado where we lease two facilities, which combined approximate 43,500 square feet. One of the buildings, representing approximately 36,500 square feet, is partially owned by Paul Berberian, our chairman of the board, chief executive officer and president. This lease commenced in October 1999 and has a term of ten years. Pursuant to this lease, we pay rent of $57,611 per month subject to an annual adjustment for inflation based on the consumer price index. We also pay the operating expenses related to this building, which are currently $14,956 per month and vary on an annual basis. We also lease 4,000 square feet of space in Boulder, Colorado under a lease that expires in May 2002. Additionally, the company leases office space for current or former satellite sales offices that are typically less than 3,000 square feet in eight other states, two of which the company intends to keep for existing satellite sales offices and the remainder of which the company intends to sublease. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading under the trading symbol RNDC on The Nasdaq National Market on May 17, 2001. Prior to that, our common stock traded on The Nasdaq National Market under the trading symbol EVOK, which commenced with our listing on July 25, 2000. The price for the common stock as of the close of business on March 15, 2002 was $3.985 per share. As of March 15, 2002, we had approximately 234 stockholders of record.

     The following table sets forth the high and low sales prices per share of our common stock as of the market close for the periods indicated:


                                                                                                 HIGH          LOW
                                                                                                 ----          ---
2000:

Third Quarter (from July 25, 2000)............................................................  $11.00        $5.03
Fourth Quarter................................................................................  $ 5.94        $1.38

2001:

First Quarter.................................................................................  $ 2.72        $1.06
Second Quarter................................................................................  $ 2.00        $1.16
Third Quarter.................................................................................  $ 2.45        $0.79
Fourth Quarter................................................................................  $ 7.00        $2.02

     We have never paid any cash dividends on our common stock. We intend to retain all earnings if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     The stock markets have experienced price and volume fluctuations that have particularly affected technology companies, resulting in changes in the market prices of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as announcements of technological innovations or new products by us or our competitors, market conditions in the software or Internet infrastructure industries and quarterly fluctuations in our operating results may have a significant adverse effect on the market price of our common stock.

     In the fourth quarter of 2001, we issued to employees options to purchase 369,201 shares of common stock at an average exercise price of $4.38 per share. These securities were issued under Rule 701 of the Securities Act of 1933.

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

     We incurred the following expenses in connection with the offering: underwriters' discounts and commissions of $3.9 million and approximately $1.8 million in other expenses, for total expenses of approximately $5.7 million. After deducting expenses of the offering, we received net offering proceeds of approximately $50.3 million. We have used $29.8 million of the net proceeds for operating expenses. The remainder of the net proceeds is invested in a money market account.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2001, and the balance sheet data at December 31, 2000 and 2001 are derived from our financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The statement of operations data for the period from inception (April 17, 1997) to December 31, 1997 and for the year ended December 31, 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from our audited financial statements, which have been audited by KPMG LLP and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the two years ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. Historical results are not necessarily indicative of the results to be expected in the future.



                                                           PERIOD FROM
                                                             INCEPTION
                                                          (APRIL 17, 1997)                   YEARS ENDED DECEMBER 31,
                                                           TO DECEMBER 31, ----------------------------------------------------
                                                                1997         1998          1999           2000          2001
                                                           --------------- ----------    ----------    ----------    ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ..................................................   $       --    $      675    $    2,246    $   18,022    $   39,410
Cost of revenue ..........................................          106           796         3,368        16,144        22,457
                                                             ----------    ----------    ----------    ----------    ----------
Gross profit (loss) ......................................         (106)         (121)       (1,122)        1,878        16,953
                                                             ----------    ----------    ----------    ----------    ----------
Operating expenses:
     Sales and marketing .................................           69         1,804         7,007        53,169        20,362
     Research and development ............................          363           780         1,006         8,011         5,704
     General and administrative ..........................          226           789         1,822         8,441         7,397
     Amortization of goodwill ............................           --            --            --        14,534        26,506
     Stock-based compensation expense ....................           --            --         2,484         8,383         2,834
     Asset impairment charges ............................           --            --            --            --         4,576
     Restructuring charges, severance obligations and
        litigation related expenses ......................           --            --            --        11,133         1,696
                                                             ----------    ----------    ----------    ----------    ----------
        Total operating expenses .........................          658         3,373        12,319       103,671        69,075
                                                             ----------    ----------    ----------    ----------    ----------
        Loss from operations .............................         (764)       (3,494)      (13,441)     (101,793)      (52,122)
Interest income, net .....................................           15           221           400         3,247           887
Other income (expense), net ..............................           --             1            (6)         (207)       (1,488)
                                                             ----------    ----------    ----------    ----------    ----------
        Net loss .........................................         (749)       (3,272)      (13,047)      (98,753)      (52,723)
Preferred stock dividends and accretion to preferred stock
   redemption value ......................................           --            --       100,000         1,725            --
                                                             ----------    ----------    ----------    ----------    ----------
Net loss attributable to common stockholders .............   $     (749)   $   (3,272)   $ (113,047)   $ (100,478)   $  (52,723)
                                                             ==========    ==========    ==========    ==========    ==========
Basic and diluted loss per share .........................   $    (4.42)   $   (10.29)   $  (259.44)   $    (4.69)   $    (1.12)
                                                             ==========    ==========    ==========    ==========    ==========
Shares used in computing loss per share--basic
   and diluted ...........................................          170           318           436        21,443        47,280


                                                                           AS OF DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1997         1998         1999         2000         2001
                                                     ---------    ---------    ---------    ---------   ---------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ........................   $     434    $   1,222    $  89,234    $  43,311   $  34,222
Investments ......................................          --        4,951           --          196          --
Working capital ..................................         335        5,631       79,989       38,871      31,567
Total assets .....................................       1,054        8,755      110,408      158,824     110,252
Long-term debt, less current portion .............          --           --        2,260          810       3,064
Restructuring reserve, less current portion ......          --           --           --        2,952         914
Redeemable convertible preferred stock and
          warrants ...............................       1,064       11,347      111,322           --          --
Total stockholders' equity (deficit) .............        (199)      (3,469)     (13,932)     141,710      94,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import and statements regarding our strategy, financial performance, and revenue sources that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock." Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our consolidated financial statements and related notes that begin on page F-1.

OVERVIEW

         We provide integrated Web conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. These services offer a continuum of real-time, interactive communications tools for businesses, including automated phone conferencing, Web conferencing for Web presentations with online controls and advanced collaboration tools, which allow users, among other things, to share applications, tour the Web and whiteboard ideas online. Our business model is largely usage-based, which generally means that our customers only pay for the services they use. We sell these services to large and medium-sized corporations in various markets, as well as to resellers of conferencing and communications services through our direct and indirect sales channels.

         We have incurred losses since commencing operations and, as of December 31, 2001, we had an accumulated deficit of $168.5 million. Our net loss was $33.3 million and $9.5 million for the three months ended December 31, 2000 and 2001, respectively, and $98.8 million and $52.7 million for the twelve months ended December 31, 2000 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur losses at least through 2002, particularly due to significant non-cash charges for amortization of unearned stock option compensation and depreciation expense. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

         On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill in the quarter ending June 30, 2000, which we are amortizing over a period of three years. For the twelve months ended December 31, 2001, amortization expense pertaining to goodwill was $26.5 million. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In July 2001, the Financial Accounting Standards Board issued two pronouncements that affect business combinations going forward and amortization of goodwill and other intangible assets for previously recorded business combinations. As a result of this new guidance, effective January 1, 2002 we will no longer be recording amortization on our acquired goodwill. SFAS 142 requires a different method of determining impairment than we currently use. The effect of this change on our financial statements has not yet been determined.

         Prior to our restructuring in January 2001, we derived revenue from services other than our Web conferencing services. Revenue attributable to our Web conferencing services represented 93%, 99%, 100% and 100% of our total revenue for the three months ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively. We expect to derive all of our revenue in the future from these services and any next-generation services developed from them. The following describes how we recognize revenue for the services we have offered in 2001.

     o Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

     o Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service, formerly called Collaboration, is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

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

         Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure, however, we do not expect a need for large-scale capital expenditures in 2002. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect our current capacity and infrastructure, coupled with the capital expenditures that we expect to make in early 2002, will accommodate our revenue projections through 2002. We expect capital expenditures to average $1.0 million to $2.0 million per quarter over the course of the year.

         We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, consulting fees, remote sales offices expenses, advertising and promotion expenses and allocated overhead. In the fourth quarter of 2000, and continuing into the first quarter of 2001, we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices and we believe, as of December 31, 2001, that we have experienced substantially all the benefits of these cost savings initiatives. We expect sales and marketing expenses to increase at a lower rate than our projected percentage revenue growth.

         We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, consulting fees and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make investments in research and development and anticipate that these expenses will remain relatively flat or increase slightly in absolute dollars; however, we expect them to decrease as a percentage of revenue over time.

         We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars; however, we expect them to decrease as a percentage of revenue over time.

         Amortization of goodwill consists of goodwill acquired in business combinations. In connection with the Contigo acquisition and as a result of the recent change in accounting for goodwill, 2001 is the final year in which we recorded goodwill amortization. We recorded a total of $26.5 million of goodwill amortization in 2001.

         Since our inception, we have used stock-based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the year ended December 31, 2001, we recorded $1.2 million of deferred stock option compensation and we expensed $2.8 million related to stock-based compensation. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of options, which ranges from one to four years. Additionally, as a result of reductions and changes in our workforce that occurred in 2001, we reversed $5.1 million of deferred stock option compensation, related to the cancellation of unvested stock options. We expect to incur stock-based compensation expense of approximately $2.2 million in 2002, $1.5 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded to our employees and members of our board of directors through December 31, 2001, under our stock compensation plans.

OTHER DATA

         We evaluate operating performance based on several factors, including our primary internal financial measure of loss before amortization and other charges ("LBAC"). Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of amortization of goodwill recognized in connection with our acquisition of Contigo Software, Inc., stock-based compensation and the other charges set forth below.

         The calculation of loss before amortization and other charges, which excludes preferred stock dividends and accretion, is as follows (in thousands):



                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1999             2000            2001
                                                     ------------    ------------    ------------
Net loss .........................................   $    (13,047)   $    (98,753)   $    (52,723)
Add: Amortization of goodwill ....................             --          14,534          26,506
Add: Stock-based compensation expense ............          2,484           8,383           2,834
Add: Equity in loss of unconsolidated joint
         venture .................................             --             181              --
Add: Loss on sale of investment ..................             --              --           1,195
Add: Asset impairment charges ....................             --              --           4,576
Add: Restructuring charges and contract
         termination expenses ....................             --          11,133           1,696
                                                     ------------    ------------    ------------
Loss before amortization and other charges .......   $    (10,563)   $    (64,522)   $    (15,916)
                                                     ============    ============    ============

         The trends depicted by the LBAC calculation indicate that we have been successful in significantly reducing both our net loss as well as LBAC, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the year ended December 31, 2001 as compared with the year ended December 31, 2000, our net loss decreased by $46.0 million and LBAC decreased by $48.6 million. Thus, LBAC primarily indicates that although we have incurred significant expenses for goodwill amortization, asset impairment charges and other charges, which are partially offset by lower stock-based compensation expense, we have significantly improved operating performance through a combination of lower operating expenses and higher revenue.

         Beginning January 1, 2002, we will have a significant reduction or improvement in our net loss because of the issuance of a new accounting standard that eliminates goodwill amortization. As indicated in the LBAC calculation above, we expensed $14.5 million and $26.5 million in goodwill amortization in 2000 and 2001, respectively. As a result of this accounting pronouncement, in the future we will no longer expense goodwill amortization and, correspondingly, our net loss should decrease relative to prior periods in which we did expense significant amounts of goodwill amortization.

         The funds depicted by LBAC are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used by operations was $6.2 million, $67.9 million and $9.7 million for the years ended December 31, 1999, 2000 and 2001, respectively; net cash used by investing activities was $9.3 million, $33.9 million and $3.7 million for the years ended December 31, 1999, 2000 and 2001, respectively; net cash provided by financing activities was $103.5 million, $55.9 million and $4.4 million for the years ended December 31, 1999, 2000 and 2001. LBAC should be considered in addition to, not as a substitute for, net loss attributable to common stockholders and other measures of financial performance reported in accordance with generally accepted accounting principles. LBAC is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, LBAC as used by us may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenue. Total revenue increased by $21.4 million from $18.0 million for the year ended December 31, 2000 to $39.4 million for the year ended December 31, 2001. The increase was primarily due to increased customer account penetration and the addition of new customers. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Web Conferencing Pro service beginning in June 2000. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers.

         Cost of Revenue. Cost of revenue increased $6.4 million from $16.1 million for the year ended December 31, 2000 to $22.5 million for the year ended December 31, 2001. Depreciation expense decreased $1.0 million for the year ended December 31, 2001 over the respective period in 2000 primarily due to the write-down of particular assets to their fair value in the second quarter of 2001. We are not recording any depreciation expense on assets no longer in use and held for disposal. Telecommunication costs and Internet access costs increased $7.0 million in 2001 over 2000. This increase resulted from additional phone charges consistent with increased use of our Web and Phone Conferencing service. Salaries and payroll related expenses increased $0.2 million for the year ended December 31, 2001 over the respective period in 2000 due to an increase in salaries and payroll related expenses even though headcount remained relatively consistent year over year. Maintenance expense decreased $0.2 million in 2001 from 2000. The decrease was primarily due to reduction of maintenance costs associated with the equipment we took out of service in the second quarter of 2001.

         Sales and Marketing. Sales and marketing expense decreased $32.8 million from $53.2 million for the year ended December 31, 2000 to $20.4 million for the year ended December 31, 2001. Expenses related to advertising and promotion decreased $22.4 million in the year ended December 31, 2001 from the respective period in 2000 as we reduced our advertising in anticipation of changing our name in the second quarter of 2001. The decreased spending on advertising and promotional campaigns continued through the fourth quarter of 2001. Salaries, commissions and payroll related expenses decreased $7.0 million for the year ended December 31, 2001 from the year ended December 31, 2000 primarily related to the reduction in our sales force as a result of our corporate restructuring which took place in January 2001. Bad debt expense increased $0.4 million for the year ended December 31, 2001 over the respective period in 2000. This increase is related to incremental charges to our bad debt reserve as our accounts receivable increase. The remainder of the expenses that decreased for the year ended December 31, 2001 from the year ended December 31, 2000 are office rent, recruiting, telecommunications and Internet access costs, travel, and trade show related expenditures consistent with the reduction in our workforce and office closures that took place in January 2001 and our cost containment initiatives that continued throughout 2001.

         Research and Development. Research and development expense decreased $2.3 million from $8.0 million for the year ended December 31, 2000 to $5.7 million for the year ended December 31, 2001. Personnel and payroll related expenses decreased $1.6 million for the year ended December 31, 2001 as compared with the year ended December 31, 2000 primarily as a result of a reduction in headcount associated with our restructuring, which took place in January 2001, and an increase in capitalized salaries related to internally developed software. The remainder of the decrease for the year ended December 31, 2001 from the respective period in 2000 is explained by $0.2 million decrease in each of the following expenses: outside services, office supplies, and office rent. Additionally, there was a $0.1 million decrease in telecommunications and Internet access costs.

         General and Administrative. General and administrative expense decreased $1.0 million from $8.4 million for the year ended December 31, 2000 to $7.4 million for the year ended December 31, 2001. Expenses for legal fees decreased $0.8 million in the year ended December 31, 2001 as compared with the year ended December 31, 2000, primarily due to our litigation settlement which took place in the first quarter of 2001, thereby reducing our legal fees in 2001. Royalty expense decreased $0.2 million for the year ended December 31, 2001 as compared with the year ended December 31, 2000 as our royalty commitment ceased in the first quarter of 2001.

         Amortization of Goodwill. Amortization of goodwill was $14.5 million and $26.5 million for the years ended December 31, 2000 and December 31, 2001, respectively, as result of our acquisition of Contigo in June 2000. In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" will become effective and as a result, we will not amortize approximately $38.7 million in net goodwill over the next 2 years. Amortization expense related to goodwill would have been $26.5 million in 2002 and $12.2 million in 2003. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002 and at that time we will know whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         Stock-Based Compensation Expense. Stock-based compensation expense decreased $5.6 million from $8.4 million for the year ended December 31, 2000 to $2.8 million for the year ended December 31, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from one to four years. During the years ended December 31, 2000 and December 31, 2001, we recorded $10.7 and $1.2 million, respectively, of deferred stock option compensation. Additionally, for the year ended December 31, 2001 and as a result of reductions and changes in our workforce, we reversed $5.1 million of deferred stock option compensation related to the cancellation of unvested stock options.

         Asset Impairment Charges. We have previously recorded losses that have reduced our investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe. In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In the fourth quarter of 2001, we received equipment valued at $1.8 million and we anticipate receiving, prior to December 31, 2002, cash of approximately $1.0 million. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable from Evoke Communications Europe over the cash and equipment we expect to receive.

         In the second quarter of 2001, we performed a strategic review of our fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where we had excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions that continued through the second quarter of 2001. We completed a significant portion of the sale and disposal of the assets in 2001 and expect to complete the remainder in 2002. In connection with the plan of disposal, we determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, we recorded an impairment loss of $2.7 million in the second quarter of 2001. We determined the asset write-offs under the held for disposal model. In addition, we wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with our previous name.

         Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core Web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with actions taken to streamline operations, we recorded restructuring charges in the first quarter of 2001 of $0.8 million. In the second quarter of 2001, we incurred severance charges of $0.1 million and incurred a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully leasing several remote offices with terms more favorable than originally anticipated, and also consummated an early termination settlement of a contract cancellation charge. In the third quarter of 2001, we recorded a net restructuring charge of $0.3 million consisting of a $0.5 million charge to close two additional remote sales offices and additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities, and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments with terms more favorable than originally anticipated. In the fourth quarter of 2001, we recorded a restructuring charge of $0.1 million to record additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities. At December 31, 2001, our restructuring reserves totaled $1.6 million, of which $0.7 million is current and $0.9 million is long-term and solely relates to lease cancellation costs, which will be relieved as payments are made. Through December 31, 2001, we have been successful in sub-leasing four facilities and terminating facility lease commitments on four facilities. As of December 31, 2001, the restructuring reserve for facilities was comprised of seven offices. The remaining balances will be adjusted as we continue in our efforts to sublease or otherwise minimize our commitments on our remaining remote sales offices.

         Contract Termination Charges. In March 2001, we agreed to terminate a software license agreement. In connection with the termination, we incurred a charge of approximately $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company's common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense).

         Other Income (Expense). Interest income decreased $2.3 million from $3.7 million for the year ended December 31, 2000 to $1.4 million for the year ended December 31, 2001. The decrease was related to higher average cash balances in 2000 compared to 2001 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000 that was utilized in operations over the course of 2000 and into 2001. The decrease is also due to lower rates of return on our cash balances in 2001 as compared to 2000. Interest expense remained flat at $0.5 million for the years ended December 31, 2000 and 2001. Loss on the sale of fixed assets was $0.3 million for the year ended December 31, 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue. Total revenue increased by $15.8 million from $2.2 million for the year ended December 31, 1999 to $18.0 million for the year ended December 31, 2000. The increase was primarily due to increased customer account penetration and the addition of new customers of our Web and Phone Conferencing service. In addition, as a result of the acquisition of Contigo Software, Inc., we first reported revenue from our Web Conferencing Pro service beginning in June 2000. The remainder of the increase is explained by increased usage of our Webcasting service and revenue attributable to our Talking Email service. Our customer concentrations decreased, as no single customer accounted for greater than 10% of our revenue for the year ended December 31, 2000.

     Cost of Revenue. Cost of revenue increased $12.8 million from $3.4 million for the year ended December 31, 1999 to $16.1 million for the year ended December 31, 2000. Depreciation expense increased $5.0 million for the year ended December 31, 2000 over 1999 as we built out our data operation centers in both Boulder and Louisville, Colorado. Telecommunication costs and Internet access costs increased $5.1 million for the year ended December 31, 2000 over 1999 as we incurred phone charges consistent with increased use of our Web and Phone Conferencing service and also increased our bandwidth to accommodate additional growth in our business. Salaries and payroll related expenses increased $1.3 million for the year ended December 31, 2000 over 1999 as we hired technical support, consulting and training personnel to provide support services to our customers. Maintenance expense increased $1.1 million for the year ended December 31, 2000 over 1999 due primarily to maintenance agreements that cover equipment located in our data operation facility. For the year ended December 31, 2000 we recorded our first positive gross profit, which was attributable to the higher revenue and growing operating leverage in our business model.

     Sales and Marketing. Sales and marketing expense increased $46.2 million from $7.0 million for the year ended December 31, 1999 to $53.2 million for the year ended December 31, 2000. Expenses related to advertising and promotion increased $23.7 million for the year ended December 31, 2000 over 1999 as we focused on creating brand awareness, which included advertising and promotional programs with partners. Additionally, for the year ended December 31, 2000, $14.0 million of the increase in sales and marketing expense was attributable to personnel and payroll related expenses for additional sales and marketing personnel that we hired to expand our sales and distribution network. The remainder of the increase was due to an increase in office rent, allocated depreciation, trade show related expenditures and an overall increase in expenditures that were necessary to support the increase in sales and marketing personnel in 2000.

     Research and Development. Research and development expense increased $7.0 million from $1.0 million for the year ended December 31, 1999 to $8.0 million for the year ended December 31, 2000. The increase was primarily related to personnel and payroll related expenses resulting from an increase in headcount and, to a lesser extent, consulting fees and allocated depreciation.

     General and Administrative. General and administrative expense increased $6.6 million from $1.8 million for the year ended December 31, 1999 to $8.4 million for the year ended December 31, 2000. The increase was primarily due to an increase in professional fees, particularly legal fees and expenses related to our trademark dispute, an increase in accounting fees as a result of our initial public offering, an increase in personnel and payroll related expenses and insurance premiums associated with our director and officers' liability insurance.

     Amortization of Goodwill. Amortization of goodwill was $14.5 million for the year ended December 31, 2000 as result of our acquisition of Contigo in June 2000. We expected to continue to record goodwill amortization expenses related to this acquisition over the next three years, however, in July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." We continued to record amortization of goodwill through December 31, 2001 and upon adoption of this pronouncement on January 1, 2002 we will no longer be required to amortize our goodwill.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $5.9 million from $2.5 million for the year ended December 31, 1999 to $8.4 million for the year ended December 31, 2000. For the year ended December 31, 2000 and prior to our initial public offering, options were granted at less than the estimated initial public offering price resulting in deferred compensation of $10.7 million, which is being recognized over vesting periods ranging from one to four years. In addition, for the year ended December 31, 2000, and prior to our initial public offering, stock purchase rights were granted for the purchase of 398,296 shares of common stock with exercise prices below the estimated initial public offering price, resulting in compensation expense of $3.2 million in the year ended December 31, 2000, which is included in the $8.4 million reflected above.

     Restructuring Charges. In the fourth quarter of 2000, we began an across-the-board assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring. In connection with this restructuring, we streamlined our operations to focus on our core Web conferencing service offerings, while terminating our non-core services. Additionally, in connection with streamlining operations, we refocused our marketing strategy, closed several leased office facilities and reduced our workforce. In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter of 2000 and amounted to $9.5 million. The restructuring activities primarily related to lease and other contract cancellation costs and asset impairment charges. The charge included cash charges of $3.5 million for contract cancellation costs and non-cash charges of $1.6 million for asset write-offs. Approximately 115 employees, three of whom were in management positions, were affected by the restructuring, publicly announced on January 9, 2001. The workforce reduction affected all departments. Remaining balances recorded at December 31, 2000 totaled $4.4 million and related principally to lease and other contract cancellation costs, which will be relieved through 2005 as leases and contracts expire.

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

INCOME TAXES

         We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". At December 31, 2001, we had a net operating loss carry-forward, for federal income tax purposes, of approximately $124 million, which is available to offset future taxable income, if any, through 2021. We believe the utilization of the carry-forwards may be limited by Internal Revenue Code Section 382 relating to certain changes in ownership that occurred in 1998, 1999 and 2000. We have not recorded a deferred tax benefit for the net operating loss carry-forwards.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown.




                                                                          THREE MONTHS ENDED
                                    ------------------------------------------------------------------------------------------------
                                    MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,   MARCH 31, JUNE 30, SEPTEMBER 30,  DECEMBER 31,
                                      2000       2000        2000          2000         2001      2001        2001         2001
                                    --------   --------  ------------  ------------  --------   -------- -------------  ------------
                                                                               (IN THOUSANDS)
Revenue ..........................  $  1,859   $  2,892   $     5,574   $    7,697   $  9,017   $  9,110   $    10,050   $   11,233
Cost of revenue ..................     2,654      3,481         4,673        5,335      6,128      5,642         5,089        5,598
                                    --------   --------   -----------   ----------   --------   --------   -----------   ----------
Gross profit (loss) ..............      (795)      (589)          901        2,362      2,889      3,468         4,961        5,635
                                    --------   --------   -----------   ----------   --------   --------   -----------   ----------
Operating expenses:
  Sales and marketing ............    10,914     15,422        14,867       11,965      6,689      4,487         4,799        4,389
  Research and development .......     1,104      1,817         2,368        2,723      1,509      1,211         1,433        1,551
  General and administrative .....     1,289      1,952         2,723        2,479      2,278      1,771         1,769        1,578
  Amortization of goodwill .......        --      1,118         6,708        6,708      6,626      6,626         6,626        6,628
  Stock-based compensation
    expense ......................     4,181      1,434         1,560        1,208        396      1,037           633          768
  Asset impairment charges .......        --         --            --           --         --      2,794         1,736           46
  Restructuring charges, severance
    obligations and litigation
    related expenses .............        --         --            --       11,133      2,581     (1,326)          316          126
                                    --------   --------   -----------   ----------   --------   --------   -----------   ----------
      Total operating expenses ...    17,488     21,743        28,226       36,216     20,079     16,600        17,312       15,086
                                    --------   --------   -----------   ----------   --------   --------   -----------   ----------
      Loss from operations .......   (18,283)   (22,332)      (27,325)     (33,854)   (17,190)   (13,132)      (12,351)      (9,451)
Other income (expense), net ......       935        642           925          539       (791)       200            82          (92)
                                    --------   --------   -----------   ----------   --------   --------   -----------   ----------
Net loss .........................  $(17,348)  $(21,690)  $   (26,400)  $  (33,315)  $(17,981)  $(12,932)  $   (12,269)  $   (9,543)
                                    ========   ========   ===========   ==========   ========   ========   ===========   ==========

         As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, we expect our results will fluctuate based on seasonal sales patterns. Accordingly, our operating results are difficult to predict. For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future performance. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the market for Web conferencing services.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, cash and cash equivalents were $34.2 million, a decrease of $9.1 million compared with cash and cash equivalents of $43.3 million held as of December 31, 2000.

         Net cash used by operations was $6.2, $67.9 and $9.7 million for each of the three years ending December 31, 1999, 2000 and 2001, respectively. Cash used in operations increased from 1999 to 2000 due to an increase in our operating loss, accounts receivable, prepaid expenses and other current assets and other assets, and was partially offset by an increase in accounts payable and accrued expenses. Cash used in operations decreased significantly from 2000 to 2001 due to a decrease in our operating loss and an increase in non-cash expenditures. The significant decrease in our operating loss was primarily due to our restructuring effort, which began late in the fourth quarter of 2000 and was announced in January 2001. Our cost containment initiatives have continued throughout 2001 during which time we have been able to increase revenue and related cash collections.

         Net cash used by investing activities was $9.3, $33.9 and $3.7 million for each of the years ending December 31, 1999, 2000 and 2001, respectively. Net cash used by investing activities in 1999 primarily related to capital expenditures for equipment and software used in our data operations center from which we operate our Internet communication platform and net purchases and sales of investments. Net cash used in investing activities in 2000 primarily related to capital expenditures for equipment and software used in our data operations center, the purchase of stock in a company from which we used to license software and a payment associated with a business acquisition, net of cash acquired. We moved into our corporate headquarters in Louisville, CO in late 1999 and the majority of the expenditures in 2000 were attributable to the build out of our data operations center. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements and decreased significantly over 2000 as the majority of funds required to build out our infrastructure were expended in 2000.

         Net cash provided by financing activities was $103.5, $55.9 and $4.4 million for each of the years ending December 31, 1999, 2000 and 2001, respectively. Cash provided by financing activities in 1999 was primarily from the sale of our Series D preferred stock and proceeds from our debt financing arrangements, net of payments made. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock in our initial public offering, net of payments made under our debt financing arrangements. Cash provided by financing activities in 2001 was primarily from the exercise of common stock options and proceeds from our debt financing, net of payments made.

         As of December 31, 2001, we had approximately $5.0 million in total debt obligations outstanding, of which approximately $1.9 million was current.

         In October 2001, we entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and reborrowed at any time prior to the maturity date. At December 31, 2001, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available to us, based on eligible accounts receivable, was $4.8 million. The loan and security agreement is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. Should we fail to comply with the loan and security agreement covenants and we are unable to cure the covenant violation or obtain a waiver of the covenant violation, we may be unable to borrow under the revolving line of credit and also may be forced to repay the outstanding balance on the term loan. The loan and security agreement also prohibits us from paying any dividends without the bank's prior written consent. However, we have never paid any cash dividends on our common stock and intend to retain all earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We continually monitor our compliance with all loan covenants and at December 31, 2001 we were in compliance with all loan covenants.

         We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

         In the first quarter of 2001 our cash and cash equivalents decreased $8.8 million, in the second quarter of 2001 our cash and cash equivalents decreased $4.2 million, in the third quarter of 2001 our cash and cash equivalents decreased $1.1 million and in the fourth quarter of 2001 our cash and cash equivalents increased $5.0 million. While our cash balance decreased $9.1 million in 2001, our overall cash consumption improved every quarter throughout 2001. Looking ahead we expect both our debt service payments and cash basis capital expenditures to increase in 2002 over 2001. We also expect proceeds from the exercise of common stock options, however, it is not possible to estimate what impact this will have on 2002. We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries and none of our customers constituted greater than 10% of our revenue in 2000 and 2001. We anticipate that we may have a single customer in 2002 that will exceed 10% of our revenue. Our operating cash flow could be adversely affected in the event a customer concentration exists and this customer experiences financial difficulties.

         In the third quarter of 2001 the board of directors of Evoke Communications Europe, our unconsolidated joint venture, unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. We expect to receive in connection with the liquidation, and prior to December 31, 2002, cash of approximately $1.0 million. This receivable is reflected in the balance sheet in current assets as due from affiliate.

         As of December 31, 2001, our purchase commitments for bandwidth usage and telephony services were approximately $43.0 million and will be expended over the next four years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

         We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of December 31, 2001 are approximately $12.7 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to seven offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through December 31, 2001, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing four facilities. Future minimum sublease receivables for the four subleased facilities, as of December 31, 2001, approximate $1.9 million that we expect to receive through August 2005.

         Our contractual obligations and commitments to make future payments as of December 31, 2001 are as follows (in thousands):


                                                                                  PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------------------------------------------
                                                                      LESS THAN
                                                        TOTAL           1 YEAR        2-3 YEARS       4-5 YEARS      OVER 5 YEARS
                                                     ------------    ------------    ------------    ------------    ------------
Long-term debt ..................................    $      4,957    $      1,893    $      3,064    $         --    $         --
Operating leases ................................          12,720           2,772           4,810           2,851           2,287
Unconditional purchase obligations ..............          43,008          14,446          28,460             102              --
                                                     ------------    ------------    ------------    ------------    ------------
Total contractual obligations and commitments ...    $     60,685    $     19,111    $     36,334    $      2,953    $      2,287
                                                     ============    ============    ============    ============    ============

         We expect that existing cash resources and the credit facility we obtained in October 2001 will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. We expect our cash flow will continue to improve and will eventually enable us to consistently maintain positive cash flow from operations, and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

         Revenue for our Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the Web. A customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

         Revenue for our Web Conferencing Pro service is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

Accounts Receivable

         We perform ongoing credit evaluations and continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our doubtful accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience doubtful accounts at the same rate as we have in the past. Our accounts receivable is currently diverse and is comprised of numerous customers geographically dispersed across many different industries with no one customer representing greater than 10% of our revenue or accounts receivable. As we continue to grow and focus our efforts on attracting larger customers, including large telecommunication companies, we anticipate that we will have a customer concentration with at least one customer during 2002. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on the collectability of our accounts receivables and future operating results.

Goodwill and Long-Lived Assets and Their Impairment

         We assess the impairment of identifiable intangibles, long-lived assets including property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o Significant under-performance relative to expected historical or projected future operating results;

     o Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

     o   Significant negative industry or economic trends;

     o   Significant decline in our stock price for a sustained period; and

     o   Our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets including property and equipment and goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset's carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over its estimated fair value. There were no impairment losses in 1999. In 2000, we recorded an asset impairment charge of $0.6 million, which was included as a component of our restructuring charge. In 2001, we recorded an asset impairment charge of $2.7 million for property and equipment and $0.1 million for intangible assets. Net property and equipment and goodwill amounted to $66.6 million as of December 31, 2001.

         In 2002, Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets" became effective and as a result, we will no longer amortize approximately $38.7 million in net goodwill. Amortization expense related to goodwill was $26.5 million in 2001 and would have been $26.5 million in 2002 and $12.2 million in 2003. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002 and at that time we will determine whether we will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

Accounting for Unconsolidated Entities

         We have an investment in Evoke Communications Europe, our majority owned subsidiary, for which we do not have voting control and account for using the equity method of accounting. We have recorded losses, which have reduced our investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe and while this entity does have third party debt, the debt is non-recourse to us. Additionally, in the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. We believe that Evoke Communications Europe has sufficient working capital to meet all of its third party financial obligations and will distribute approximately $1.0 million to us as part of the liquidation and dissolution. Should additional financial obligations of Evoke Communications Europe arise it could reduce the distribution we currently expect to receive. Conversely, should the liabilities settle at amounts lower than were estimated or assets settle at amounts higher than were estimated, we may receive a larger distribution than Evoke Communications Europe is currently projecting.

Income Tax Valuation Allowances

         We currently record a valuation allowance to reduce our deferred tax asset benefit to zero. We have not generated taxable income and until we do so we expect to continue to provide a valuation allowance for 100% of our deferred tax benefit. When we determine that we will be able to utilize some or all of our deferred tax benefits, we will record an asset that will increase net income in the period in which such determination is made. At December 31, 2001, we had a net operating loss carry-forward of approximately $124 million, which is available to offset future taxable income through 2021.

Restructuring Reserves

         At December 31, 2001, our restructuring reserves totaled $1.6 million and solely relate to lease costs, which will be relieved as payments are made. In addition, facility reserves will increase or decrease based on our ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. As of December 31, 2001, the facility reserve was comprised of seven offices. Currently, the minimum lease payments for the seven offices total approximately $97,000 per month. Due to the current real estate market, it has taken us longer than expected to sub-lease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. If we are able to sublease or otherwise terminate a lease obligation on terms more favorable than we currently have projected, we will adjust the reserve accordingly and increase income in the quarter the adjustment is made. If we are unable to reduce or eliminate our commitment on the seven remaining offices in a timely fashion, we will make unfavorable adjustments to the restructuring reserve and record expense in the quarter the adjustments are made.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 and 142 (SFAS 141 and SFAS
142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Under SFAS 142 we will no longer amortize goodwill and other intangible assets with indefinite lives, but instead will be subject to periodic testing for impairment. We adopted the provisions of SFAS 141 immediately upon issuance and will adopt the provisions of SFAS 142 on January 1, 2002. At January 1, 2002 we will have unamortized goodwill of $38.7 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $14.5 million and $26.5 million in 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143 (SFAS 143), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events or Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We will adopt SFAS 144 effective January 1, 2002 and we do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

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

         This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan" and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the following pages and elsewhere in this document. We assume no obligation to update the forward-looking statements included in this document.

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed below, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

We have a history of losses, we expect significant continuing losses and we may never attain profitability.

         If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $168.5 million from our inception through December 31, 2001 and we anticipate net losses through at least 2002. Our revenue may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

We have a limited operating history, which makes it difficult to evaluate our business.

         We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We only began commercially offering our Web and Phone Conferencing service in April 1999 and our Web Conferencing Pro service in June 2000. In January 2001, we restructured our company to focus solely on these services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the Web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

         As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $9.5 million and $18.0 million in the four quarters ended December 31, 2001. Our quarterly revenues ranged between $9.0 million and $11.2 million in the four quarters ended December 31, 2001. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

         Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the spring, Thanksgiving, December and New Year holidays. We expect that our revenue during these holiday seasons and during the summer vacation period will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

We depend on single source suppliers for key components of our infrastructure, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

         We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. We could also experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative components into our technology platform if our single source ceased supplying us with these components. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

         A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based model. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to become profitable and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event. Additionally, we target our service to large companies, including large telecommunications companies, and as a result, we may experience an increase in customer concentration. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

         Our growth depends on our ability to develop leading-edge Web conferencing services and features. For example, in the fourth quarter of 2001, we commercially released our Web Conferencing Pro 5.0 service, an upgrade to the prior 4.6 version of our Web Conferencing Pro service. We may not successfully identify, develop and market Web Conferencing Pro and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenues to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

         Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as reduced pricing structures and large-scale marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower per-minute long distance costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop Web conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours.

         In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

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

         A reduction in the performance, reliability or availability of our systems will harm our ability to provide our services to our users, as well as harm our reputation. Some of our customers have experienced interruptions in our services in the past due to service or network outages, periodic system upgrades and internal system failures. Similar interruptions may occur from time to time in the future. Because our revenue depends largely on the number of users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions.

         We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Denver, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to achieve or sustain profitability.

If our security system is breached, our business and reputation could suffer.

         We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, and expose us to risk of loss or liability. If we fail to provide adequate security measures to protect the confidential information of our customers, our customers may refrain from using our services or potential customers may not choose to use our services, and as a result, our operating results would be harmed. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by any breach. In addition, our internal systems are accessible to a number of our employees. Although each of these employees is subject to a confidentiality agreement, we may be unable to prevent the misappropriation of this information.

If we do not increase the capacity of our infrastructure in excess of customer demand, customers may experience service problems and choose not to use our services.

         The amount of conferencing events we host has increased significantly. We must continually increase our capacity in excess of customer demand. To rapidly expand our operations and to add customers requires a significant increase in the capacity of our infrastructure. To increase capacity, we may be required to order equipment with substantial development and manufacturing lead times. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to achieve or sustain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

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

Our joint venture with @viso limited was not successful and any additional international expansion may not be successful, which could harm our strategy to expand internationally and cause our operating losses to increase.

         We have expanded into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture European subsidiary with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture subsidiary is in the process of being liquidated and will be dissolved. This decision may harm our strategy to expand internationally, and we may not realize any value from the costs associated with starting up this venture. In addition, we may be required to expend significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not achieve or sustain profitability, thereby causing our stock price to decline.

         If we continue to expand internationally, either alone or with a partner, we would be required to spend additional financial and managerial resources that may be significant. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

         o        linguistic and cultural differences;

         o        fluctuations in currency exchange rates;

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

         o        expend cash;

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

         The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own two patents relating to the Web touring feature of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our Web conferencing services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

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

         We rely on third party services, such as Internet access, transport and long distance providers. These companies may not continue to provide services to us without disruptions, at the current cost, or at all. The costs associated with a transition to a new service provider would be substantial. We may be required to reengineer our systems and infrastructure to accommodate a new service provider, which would be both expensive and time-consuming. In addition, in the past, we have experienced disruptions and delays in our services due to service disruptions from these providers. Any interruption in the delivery of our services would likely cause a loss of revenue and a loss of customers.

We rely on the adoption of multimedia technology by corporations and our ability to transmit our services through corporate security measures.

         In order to adequately access the streaming aspects of our services, our users generally must have multimedia personal computers with certain microprocessor requirements, at least 28.8 kbps Internet access, a standard media player and a sound card. For our Web Conferencing Pro services, minimum requirements include a Java-enabled browser and a 56 kbps Internet connection. If there are significant changes to Internet browsers that make them incompatible with our Java-based Web Conferencing Pro service, we may be forced to modify the software underlying this service, which may affect our ability to deliver quality service in a timely manner, and our business would be harmed. Installing and configuring the necessary multimedia components may require technical expertise that some users do not possess. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, some information systems managers may block reception of multimedia within their corporate environments. In order for users to receive multimedia over corporate intranets, security measures and corporate firewalls, information systems managers may need to reconfigure these intranets, security measures and firewalls. Widespread adoption of multimedia technology depends on overcoming these obstacles, improving voice and video quality and educating customers and users in the use of media technology.

Our Web Conferencing services will not generate significant revenue if businesses do not switch from traditional teleconferencing and communication services to Web conferencing.

         If businesses do not switch from traditional teleconferencing and communication services, our services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our services will depend in part on an increase in the number of customers using the Web-based features in addition to our traditional conferencing features. In 2001, only a small percentage of our customers of this service used the Web in this way.

We Disclose Pro Forma Financial Information.

         We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (`GAAP"). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash charges, consisting primarily of the amortization of goodwill, stock-based compensation and restructuring costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

         The stock market in general and the stock prices of Internet-related companies in particular have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Because we are an Internet-related company, we expect our stock price to be similarly volatile. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, we had long-term debt, including current portion, in the aggregate amount of $5.0 million with interest rates ranging from 7.41% to 8.4% with payments due through October 2004. A change in interest rates would not affect our obligations related to long-term debt existing as of December 31, 2001, as the interest payments related to that debt are fixed over the term of the debt. At December 31, 2001, we had a $7.25 million revolving line of credit with a loan value of $4.8 million based on 80% of the underlying eligible accounts receivable at year-end. Advances under the revolving line of credit will reflect interest at the bank's prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings including any advances on our revolving line of credit. We are exposed to foreign currency risks through an advance to our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at December 31, 2001, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the section of the Company's 2002 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 entitled "Proposal 1--Election of Directors" and the section entitled "Management."


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section of the Company's 2002 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 entitled "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section of the Company's 2002 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 entitled "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company's 2002 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 entitled "Certain Transactions."

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

     1. Consolidated Financial Statements: The consolidated financial statements of Raindance Communications, Inc. are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

     2.   Exhibits.

EXHIBIT NO.     DESCRIPTION

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

  3.5**         Amendment to Restated Certificate of Incorporation.

  3.6** Certificate of Amendment to Restated Certificate of Incorporation to be effective prior to the closing of Registrant's initial public offering.

  3.7**** Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

  4.1**         Reference is made to Exhibits 3.1 through 3.4.

  4.2**         Specimen stock certificate representing shares of common stock.

  4.3**** Specimen stock certificate representing shares of common stock pursuant to name change to Raindance Communications, Inc.

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

10.22*** Separation and Release Agreement, dated November 14, 2000, between Registrant and James L. LeJeal.

10.23*** Separation and Release Agreement, dated March 2, 2001, between Registrant and Terence G. Kawaja.

10.24*** Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.

10.25*** Termination and Release, dated March 16, 2001, between Registrant and Work.com LLC.

21.1**          Subsidiaries of Registrant.

23.1**          Consent of Cooley Godward LLP.

23.2            Consent of KPMG LLP.

24.1            Powers of attorney (included on page 39).

----------

+    Confidential treatment granted with respect to portions of these exhibits.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-30708.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

**** Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q
     (File No. 000-31045) as filed on August 14, 2001.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by us during the last quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.


                                         RAINDANCE COMMUNICATIONS, INC.

                                         By:      /s/ NICHOLAS J. CUCCARO
                                                --------------------------------
                                                Nicholas J. Cuccaro
                                                Chief Financial Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Berberian and Nicholas J. Cuccaro, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 SIGNATURE                             TITLE                                   DATE
 ---------                             -----                                   ----

 /s/ PAUL A. BERBERIAN                 Chairman of the Board, Chief            March 27, 2002
---------------------------------------     Executive Officer and President
   Paul A. Berberian                        (Principal Executive Officer)

 /s/ NICHOLAS J. CUCCARO               Chief Financial Officer (Principal      March 27, 2002
---------------------------------------     Financial and Accounting
   Nicholas J. Cuccaro                      Officer)

 /s/ ANDRE MEYER                       Director                                March 27, 2002
---------------------------------------
   Andre Meyer

/s/ DON HUTCHISON                      Director                                March 27, 2002
---------------------------------------
   Don Hutchison

 /s/ BRADLEY A. FELD                   Director                                March 27, 2002
---------------------------------------
   Bradley A. Feld

 /s/ STEVEN C. HALSTEDT                Director                                March 27, 2002
---------------------------------------
   Steven C. Halstedt

 /s/ CAROL DEB. WHITAKER               Director                                March 27, 2002
---------------------------------------
   Carol Deb. Whitaker

 /s/ DR. MASSIH TAYEBI                 Director                                March 27, 2002
---------------------------------------
   Dr. Massih Tayebi

                         INDEX TO FINANCIAL STATEMENTS

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)


                                                                                                        PAGE
                                                                                                        ----

Independent Auditors' Report.......................................................................     F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001.......................................     F-3
Consolidated Statements of Operations for the three years ending December 31, 1999, 2000
   and 2001........................................................................................     F-4
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the three
   years ending December 31, 1999, 2000 and 2001...................................................     F-5
Consolidated Statements of Cash Flows for the three years ending December 31, 1999, 2000
   and 2001........................................................................................     F-6
Notes to Consolidated Financial Statements.........................................................     F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Raindance Communications, Inc. (formerly Evoke Communications, Inc.):

     We have audited the accompanying consolidated balance sheets of Raindance Communications, Inc. (formerly Evoke Communications, Inc.) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raindance Communications, Inc. (formerly Evoke Communications, Inc.) and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                          KPMG LLP

Boulder, Colorado
February 8, 2002

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                            DECEMBER 31,
                                                                                                     ----------------------------
ASSETS                                                                                                   2000             2001
                                                                                                     ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents .....................................................................   $     43,311    $     34,222
   Investments ...................................................................................            196              --
   Accounts receivable, net of allowance for doubtful accounts of $765 and $775 in 2000 and 2001,
     respectively ................................................................................          4,891           5,517
   Due from affiliate ............................................................................             --             993
   Prepaid expenses and other current assets .....................................................          3,825           1,786
                                                                                                     ------------    ------------
     Total current assets ........................................................................         52,223          42,518
   Property and equipment, net ...................................................................         35,330          27,959
   Goodwill, net of accumulated amortization of $14,534 and $41,039 in 2000 and 2001, respectively         65,157          38,652
   Due from affiliate ............................................................................          4,744              --
   Other assets ..................................................................................          1,370           1,123
                                                                                                     ------------    ------------
     TOTAL ASSETS ................................................................................   $    158,824    $    110,252
                                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..............................................................................   $      5,919    $      5,428
   Current portion of long term debt .............................................................          1,505           1,893
   Accrued expenses ..............................................................................          2,880           1,274
   Accrued vacation ..............................................................................            758             659
   Restructuring reserve .........................................................................          1,412             662
   Deferred revenue ..............................................................................            878           1,035
                                                                                                     ------------    ------------
     Total current liabilities ...................................................................         13,352          10,951
   Long term debt, less current portion ..........................................................            810           3,064
   Restructuring reserve, less current portion ...................................................          2,952             914
   Deferred revenue, less current portion ........................................................             --             516
   Other .........................................................................................             --              39
                                                                                                     ------------    ------------
     TOTAL LIABILITIES ...........................................................................         17,114          15,484
                                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
   Undesignated preferred stock, 10,000,000 shares authorized;
      none issued or outstanding .................................................................             --              --
   Common stock, par value $.0015, 130,000,000 shares authorized; issued and
      outstanding 46,834,925 and 48,130,324 shares in 2000 and 2001, respectively ................             70              72
   Additional paid-in capital ....................................................................        269,466         267,064
   Accumulated other comprehensive loss ..........................................................           (862)             --
   Note receivable from officer ..................................................................           (483)             --
   Unearned stock option compensation ............................................................        (10,659)         (3,823)
   Accumulated deficit ...........................................................................       (115,822)       (168,545)
                                                                                                     ------------    ------------
     Total stockholders' equity ..................................................................        141,710          94,768
                                                                                                     ------------    ------------
     Commitments and contingencies ...............................................................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................   $    158,824    $    110,252
                                                                                                     ============    ============


          See accompanying notes to consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                         YEARS ENDING DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                     1999            2000             2001
                                                                                 ------------    ------------    ------------
Revenue ......................................................................   $      2,246    $     18,022    $     39,410
Cost of revenue (exclusive of stock-based compensation expense of $99,
     $299 and $228 for the years ending December 31, 1999, 2000 and 2001,
     respectively, shown below) ..............................................          3,368          16,144          22,457
                                                                                 ------------    ------------    ------------
     Gross profit (loss) .....................................................         (1,122)          1,878          16,953
                                                                                 ------------    ------------    ------------
Operating expenses:
   Sales and marketing (exclusive of stock-based compensation expense of $661,
     $992 and $471 for the years ending December 31, 1999, 2000 and
     2001, respectively, shown below) ........................................          7,007          53,169          20,362
   Research and development (exclusive of stock-based compensation expense of $143, $792 and $631 for the years ending December 31,
     1999, 2000 and 2001, respectively, shown below) .........................          1,006           8,011           5,704
   General and administrative (exclusive of stock-based compensation expense of $1,581, $6,300 and $1,504 for the years ending December 31,
     1999, 2000 and 2001, respectively, shown below) .........................          1,822           8,441           7,397
   Amortization of goodwill ..................................................             --          14,534          26,506
   Stock-based compensation expense ..........................................          2,484           8,383           2,834
   Asset impairment charges ..................................................             --              --           4,576
   Restructuring charges, severance obligations and litigation related
     expenses ................................................................             --          11,133           1,696
                                                                                 ------------    ------------    ------------
     Total operating expenses ................................................         12,319         103,671          69,075
                                                                                 ------------    ------------    ------------
     Loss from operations ....................................................        (13,441)       (101,793)        (52,122)
                                                                                 ------------    ------------    ------------
Other income (expense):
   Interest income ...........................................................            716           3,692           1,351
   Interest expense ..........................................................           (316)           (445)           (464)
   Equity in loss of unconsolidated joint venture ............................             --            (181)             --
   Other, net ................................................................             (6)            (26)         (1,488)
                                                                                 ------------    ------------    ------------
     Total other income (expense) ............................................            394           3,040            (601)
                                                                                 ------------    ------------    ------------
     Net loss ................................................................        (13,047)        (98,753)        (52,723)

Preferred stock dividends and accretion to preferred stock redemption
   Value .....................................................................        100,000           1,725              --
                                                                                 ------------    ------------    ------------
     Net loss attributable to common stockholders ............................   $   (113,047)   $   (100,478)   $    (52,723)
                                                                                 ============    ============    ============
   Loss per share--basic and diluted .........................................   $    (259.44)   $      (4.69)   $      (1.12)
                                                                                 ============    ============    ============
Weighted average number of common
   shares outstanding--basic and diluted .....................................            436          21,443          47,280
                                                                                 ============    ============    ============




          See accompanying notes to consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                           PREFERRED STOCK
                                                               SERIES A                    COMMON STOCK          ADDITIONAL
                                                      --------------------------    --------------------------    PAID-IN
                                                         SHARES        AMOUNT         SHARES          AMOUNT      CAPITAL
                                                      -----------    -----------    -----------    -----------   -----------
Balances at January 1, 1999 .......................     5,025,000    $       503        333,333    $         1   $        49
    Exercise of common stock options ..............            --             --        209,140             --            47
    Common stock issued for cash ..................            --             --         33,333             --            52
    Issuance of common stock options at less
      than fair value .............................            --             --             --             --        11,791
    Amortization of unearned stock option
      compensation ................................            --             --             --             --            --
    Net loss ......................................            --             --             --             --            --
                                                      -----------    -----------    -----------    -----------   -----------
Balances at December 31, 1999 .....................     5,025,000            503        575,806              1        11,939
    Exercise of common stock options ..............            --             --        401,253              1           488
    Issuance of common stock warrants .............            --             --             --             --           110
    Issuance of common stock options at less
      than fair value, net of forfeitures .........            --             --             --             --         5,862
    Issuance of common stock to officers and
      directors at less than fair value ...........            --             --        395,168             --         5,338
    Amortization of unearned stock option
      compensation ................................            --             --             --             --            --
    Adjustment of note receivable to fair
      value .......................................            --             --             --             --            --
    Interest on note receivable ...................            --             --             --             --            --
    Issuance of common stock and common
      stock options for the acquisition of
      business ....................................            --             --      4,425,176              7        78,317
    Conversion of convertible preferred stock
      and mandatorily redeemable preferred
      stock value .................................    (5,025,000)          (503)    34,037,522             51       117,136
    Issuance of common stock upon the
      company's initial public offering, net of
      offering costs ..............................            --             --      7,000,000             10        50,276
    Comprehensive loss:
    Foreign currency translation adjustment .......            --             --             --             --            --
    Unrealized loss on investment .................            --             --             --             --            --
    Net loss ......................................            --             --             --             --            --

    Comprehensive loss ............................            --             --             --             --            --
                                                      -----------    -----------    -----------    -----------   -----------
Balances at December 31, 2000 .....................            --             --     46,834,925             70       269,466
    Exercise of common stock options ..............            --             --      1,174,395              2         1,964
    Common stock issued for cash ..................            --             --         21,004             --           128
    Common stock options issued for services ......            --             --             --             --           654
    Cancellation of common stock options ..........            --             --             --             --        (5,107)
    Issuance of common stock options
        to officers at less than fair value .......            --             --        100,000             --           155
    Issuance of common stock grants
        to officers at less than fair value .......            --             --        250,000             --           382
    Amortization of unearned stock option
      compensation ................................            --             --             --             --            --
    Adjustment of note receivable to fair
      value .......................................            --             --             --             --            --
    Interest on note receivable ...................            --             --             --             --            --
    Cancellation of note receivable ...............                                    (250,000)            --          (578)
    Comprehensive loss:
    Foreign currency translation adjustment .......            --             --             --             --            --
    Realized loss on investment ...................            --             --             --             --            --
    Net loss ......................................            --             --             --             --            --

    Comprehensive loss ............................            --             --             --             --            --
                                                      -----------    -----------    -----------    -----------   -----------
Balances at December 31, 2001 .....................            --    $        --     48,130,324    $        72   $   267,064
                                                      ===========    ===========    ===========    ===========   ===========

                                                        UNEARNED        NOTE     ACCUMULATED
                                                         STOCK       RECEIVABLE    OTHER
                                                         OPTION         FROM    COMPREHENSIVE  ACCUMULATED             COMPREHENSIVE
                                                      COMPENSATION    OFFICERS      LOSS         DEFICIT     TOTAL          LOSS
                                                      ------------   ---------- -------------  ----------- ---------   -------------

Balances at January 1, 1999 .........................  $        --   $      --   $      --     $  (4,022)  $  (3,469)
    Exercise of common stock options ................           --          --          --            --          47
    Common stock issued for cash ....................           --          --          --            --          52
    Issuance of common stock options at less
      than fair value ...............................      (11,791)         --          --            --          --
    Amortization of unearned stock option
      compensation ..................................        2,485          --          --            --       2,485
    Net loss ........................................           --          --          --       (13,047)    (13,047)
                                                       -----------   ---------   ---------     ---------   ---------
Balances at December 31, 1999 .......................       (9,306)         --          --       (17,069)    (13,932)
    Exercise of common stock options ................           --          --          --            --         489
    Issuance of common stock warrants ...............           --          --          --            --         110
    Issuance of common stock options at less
      than fair value, net of forfeitures ...........       (5,862)         --          --            --          --
    Issuance of common stock to officers and
      directors at less than fair value .............       (3,213)     (1,125)         --            --       1,000
    Amortization of unearned stock option
      compensation ..................................        8,290          --          --            --       8,290
    Adjustment of note receivable to fair
      value .........................................           --         687          --            --         687
    Interest on note receivable .....................           --         (45)         --            --         (45)
    Issuance of common stock and common
      stock options for the acquisition of
      business ......................................         (568)         --          --            --      77,756
    Conversion of convertible preferred stock
      and mandatorily redeemable preferred
      stock value ...................................           --          --          --            --     116,684
    Issuance of common stock upon the
      company's initial public offering, net of
      offering costs ................................           --          --          --            --      50,286
    Comprehensive loss:
    Foreign currency translation adjustment .........           --          --         294            --         294   $        294
    Unrealized loss on investment ...................           --          --      (1,156)           --      (1,156)        (1,156)
    Net loss ........................................           --          --          --       (98,753)    (98,753)       (98,753)
                                                                                                                       ------------
    Comprehensive loss ..............................           --          --          --            --          --   $    (99,615)
                                                       -----------   ---------   ---------     ---------   ---------   ============
Balances at December 31, 2000 .......................      (10,659)       (483)       (862)     (115,822)    141,710
    Exercise of common stock options ................           --          --          --            --       1,966
    Common stock issued for cash ....................           --          --          --            --         128
    Common stock options issued for services ........           --          --          --            --         654
    Cancellation of common stock options ............        5,107          --          --            --          --
    Issuance of common stock options
        to officers at less than fair value .........           --          --          --            --         155
    Issuance of common stock grants
        to officers at less than fair value .........           --          --          --            --         382
    Amortization of unearned stock option
      compensation ..................................        1,729          --          --            --       1,729
    Adjustment of note receivable to fair
      value .........................................           --        (141)         --            --        (141)
    Interest on note receivable .....................           --         (12)         --            --         (12)
    Cancellation of note receivable .................           --         636          --            --          58
    Comprehensive loss:
    Foreign currency translation adjustment .........           --          --        (294)           --        (294)  $       (294)
    Realized loss on investment .....................           --          --       1,156            --       1,156          1,156
    Net loss ........................................           --          --          --       (52,723)    (52,723)       (52,723)
                                                                                                                       ------------
    Comprehensive loss ..............................           --          --          --            --          --   $    (51,861)
                                                       -----------   ---------   ---------     ---------   ---------   ============
Balances at December 31, 2001 .......................  $    (3,823)  $      --   $      --     $(168,545)  $  94,768
                                                       ===========   =========   =========     =========   =========


          See accompanying notes to consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         YEARS ENDING DECEMBER 31,
                                                                                     -----------------------------------
                                                                                       1999         2000         2001
                                                                                     ---------    ---------    ---------
Cash flows from operating activities:
Net loss .........................................................................   $ (13,047)   $ (98,753)   $ (52,723)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization .................................................       1,608       22,589       35,615
   Loss of unconsolidated joint venture ..........................................          --          181           --
   Write down of note receivable from officer to net realizable value ............          --          593           --
   Write down of note receivable from affiliate to net realizable value ..........          --           --        1,782
   Loss on disposition of stock ..................................................          --           --        1,195
   Asset impairment charges ......................................................          --           --        4,582
   Stock-based compensation ......................................................       2,484        8,383        2,834
   Other .........................................................................           5          114          364
Changes in operating assets and liabilities, excluding effects of business acquisition:
     Accounts receivable .........................................................        (602)      (3,751)        (627)
     Prepaid expenses and other current assets ...................................        (401)      (2,546)       1,163
     Other assets ................................................................        (100)      (6,156)         139
     Accounts payable and accrued expenses .......................................       3,571       11,154       (4,733)
     Deferred revenue ............................................................         305          243          672
                                                                                     ---------    ---------    ---------
Net cash used by operating activities ............................................      (6,177)     (67,949)      (9,737)
                                                                                     ---------    ---------    ---------
Cash flows from investing activities:
     Purchase of property and equipment ..........................................     (14,264)     (29,596)      (3,944)
     Proceeds from disposition of equipment ......................................          14           77          204
     Proceeds from sales and maturities of investment securities .................       7,511          648           --
     Purchase of investment securities ...........................................      (2,561)      (2,000)          --
     Loan to Contigo Software, Inc. ..............................................          --         (300)          --
     Cash paid for acquisition of Contigo Software, Inc., net of cash acquired ...          --       (2,622)          --
     Other .......................................................................          --          (95)          --
                                                                                     ---------    ---------    ---------
Net cash used by investing activities ............................................      (9,300)     (33,888)      (3,740)
                                                                                     ---------    ---------    ---------
Cash flows from financing activities:
     Net proceeds from issuance of preferred stock ...............................      99,794        5,013           --
     Net proceeds from issuance of common stock ..................................         100       52,399        1,745
     Preferred stock dividend ....................................................          --         (150)          --
     Proceeds from debt ..........................................................       4,458           --        5,000
     Payments on debt ............................................................        (862)      (1,348)      (2,357)
                                                                                     ---------    ---------    ---------
Net cash provided by financing activities ........................................     103,490       55,914        4,388
                                                                                     ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .................................      88,013      (45,923)      (9,089)
Cash and cash equivalents at beginning of year ...................................       1,221       89,234       43,311
                                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year .........................................   $  89,234    $  43,311    $  34,222
                                                                                     =========    =========    =========
Supplemental cash flow information -
Interest paid in cash ............................................................   $     195    $     307    $     263
                                                                                     =========    =========    =========
Supplemental noncash investing and financing activities:
Short-term debt and accrued interest converted to preferred stock ................   $     180    $      --    $      --
                                                                                     =========    =========    =========
Loan to officer for purchase of common stock .....................................   $      --    $   1,125    $      --
                                                                                     =========    =========    =========
Accounts payable incurred for purchases of fixed assets ..........................   $   5,065    $      42    $     120
                                                                                     =========    =========    =========
Exchange of investment for forgiveness of debt ...................................   $      --    $      --    $     157
                                                                                     =========    =========    =========
Common stock and stock options issued for acquisition of Contigo Software, Inc. ..   $      --    $  77,756    $      --
                                                                                     =========    =========    =========



          See accompanying notes to consolidated financial statements.

                         RAINDANCE COMMUNICATIONS, INC.
                      (FORMERLY EVOKE COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Business and Basis of Financial Statement Presentation

     Raindance Communications, Inc. (formerly Evoke Communications, Inc.), (the "Company"), was incorporated under the laws of the State of Delaware on April 17, 1997. We provide integrated Web conferencing services for everyday business meetings and events. Our business-to-business communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive Web tools. Our continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple Web controls and presentation tools, and Web Conferencing Pro, formerly called Collaboration, which allows users to integrate reservationless automated audio conferencing with advanced Web interactive tools such as application sharing, Web touring and online whiteboarding. The Company operates in a single segment.

     The accompanying consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in these financial statements include the allowance for doubtful accounts, useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets and restructuring reserves.

     Certain prior year balances have been reclassified to conform with the current year presentation.

     (b) Cash, Cash Equivalents and Investments

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at December 31, 2001 consisted of money market accounts at three financial institutions. The prior year current investment consisted of an equity investment in a public company. This investment was classified as "available for sale" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment was carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned its investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001.

     (c) Restricted Cash

     Included in other assets is $0.6 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company's bank and is primarily used for security deposits associated with some of the Company's long term operating leases. Funds are held in certificates of deposit at the Company's bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

     (d) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in operations in the period realized.

     (e) Goodwill

     Goodwill, net of amortization, as of December 31, 2000 and 2001 was $65.2 and $38.7 million, respectively. The Company first recorded amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill is amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. The amortization of goodwill will cease upon adoption of the Statement, which will be January 1, 2002. SFAS 142 requires a different method of determining impairment than is currently being used by the Company. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

     (g) Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company's note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consists of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company's customer base consists of a large number of geographically dispersed customers diversified across several industries. As a result, concentration of credit risk with respect to accounts receivable is not significant.

     (h) Revenue Recognition

     Revenue for our Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

     Revenue for our Web Conferencing Pro, formerly called Collaboration, service is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

     Prices and specific service terms for Webcasting (former service) were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

     Prices and specific service terms for Talking Email (former service) were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

     (i) Advertising Costs

     The Company expenses advertising costs as they are incurred. Advertising expense was $1.3, $16.1 and $1.2 million for each of the years ending December 31, 1999, 2000 and 2001, respectively.

     (j) Impairment of Goodwill and Other Long-Lived Assets and Assets to Be Disposed Of

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company periodically evaluates the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as anticipated cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairment loss was recognized in 1999. In 2000, the Company recorded an asset impairment charge of $0.6 million primarily associated with the closure of remote sales offices. In 2001, the Company recorded an asset impairment charge of $4.6 million (see note 13).

     (k) Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS No. 123, Accounting for Stock-Based Compensation, entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and FASB Interpretation No. 44.

     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations, and
(b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable.

     (l) Software Development Costs and Research and Development

     Costs incurred in the engineering and development of the Company's services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter. To date, the Company's software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable, have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on the straight-line basis over the software's estimated useful life.

     Research and development costs are expensed as incurred.

     (m) Foreign Currency Translation

     For the Company's foreign subsidiary where the functional currency is something other than the United States dollar, the Company translates assets and liabilities at the exchange rate as of the balance sheet date . The Company translates income statement accounts at average rates for the periods. Translation adjustments are recorded in comprehensive income (loss). The Company did not have any foreign currency transaction gains and losses in 1999 and foreign currency transaction gains and losses were not material in 2000 and 2001. Gains and losses on intercompany transactions including amounts due from affiliates where settlement is not anticipated in the foreseeable future are recorded in other comprehensive income (loss).

     (n) Comprehensive Loss

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income. Comprehensive loss equals net loss for the year ending December 31, 1999. Comprehensive loss is equal to net loss, unrealized loss on investment, realized loss on investment and foreign currency translation adjustments for the years ended December 31, 2000 and 2001.

     (o) Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method (see note 7). Basic and diluted EPS are the same for each of the three years ending December 31, 2001 as all potential common stock instruments are antidilutive.

     The following table sets forth the calculation of earnings per share for each of the three years ending December 31, 2001 (in thousands, except per share amounts):


                                                                                  YEARS ENDING DECEMBER 31,
                                                                           1999             2000              2001
                                                                       ------------     ------------     ------------

Net loss attributable to common stockholders ......................    $   (113,047)    $   (100,478)    $    (52,723)
                                                                       ============     ============     ============

Common shares outstanding:
  Historical common shares outstanding at beginning of year .......             333              576           46,835
  Weighted average common shares issued during year ...............             103           20,867              445
                                                                       ------------     ------------     ------------

  Weighted average common shares at end of year - basic and
     diluted ......................................................             436           21,443           47,280
                                                                       ============     ============     ============

Loss per share - basic and diluted ................................    $    (259.44)    $      (4.69)    $      (1.12)
                                                                       ============     ============     ============



(2) JOINT VENTURES AND ACQUISITIONS

     On June 9, 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company made net cash payments of approximately $4.6 million to Evoke Communications Europe, granted a technology license to Evoke Communications Europe and was issued common stock representing 51% ownership in Evoke Communications Europe. The Company uses the equity method of accounting for this investment as @viso Limited was granted rights that significantly affect the Company's ability to control Evoke Communications Europe. The specific rights that prevent the Company from controlling Evoke Communications Europe include approval and compensation level for the position of the Chief Executive Officer; approval of detailed operating budgets of Evoke Communications Europe; any acquisition or capital expenditure that involves an amount exceeding 10% of the assets of the company; any sale, lease or other disposition of assets that involves an amount exceeding 5% of the assets of the company; the incurrence, guarantee or otherwise becoming liable with respect to any indebtedness for borrowed money in an amount exceeding 10% of the assets of the company; the execution of any strategic contract, or the incurrence of any obligation, with a commitment of an amount exceeding 10% of the assets of the company; any declaration or payment of any dividend or other distribution, direct or indirect, on account of any shares or any redemption, retirement, purchase or other acquisition, direct or indirect, by the company of any shares; and the adoption of any stock option or award plan for employees, directors or consultants. The Company has recorded a loss of $181,000 in the year ended December 31, 2000, which reduced the Company's investment in Evoke Communications Europe to zero. The Company has no obligations to fund future operating losses of Evoke Communications Europe. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In the fourth quarter of 2001 the Company received equipment valued at $1.8 million and anticipates receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment we expect to receive. The receivable, net of the impairment charge and equipment we received, is reflected in the balance sheet in current assets as due from affiliate.

     On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company's statements of operations for the year ended December 31, 2000 and 2001. The purchase price allocation is as follows:

(in millions)
Tangible net assets........................................................... $  2.8
Assumed unearned stock option compensation....................................    0.6
Goodwill......................................................................   80.5
                                                                               ------
Total purchase price                                                           $ 83.9
                                                                               ======

     Goodwill is being amortized on a straight-line basis over an estimated useful life of three years. In December 2000, the Company sold Contigo UK Ltd., a wholly owned subsidiary of Contigo, to Evoke Communications Europe for approximately $317,000. The sale price, plus net liabilities of approximately $808,000, was recorded as a reduction to the previously recorded goodwill.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Contigo's results of operations as if the acquisition took place on January 1, 1999 (in thousands, except per share data).


                                                YEARS ENDING DECEMBER 31,
                                               ---------------------------
                                                  1999            2000
                                               -----------     -----------
Revenue ...................................    $     5,440     $    20,005
Net loss ..................................        (14,996)       (104,755)
Basic and diluted net loss per share ......          (3.04)          (4.39)

     The pro forma results for the year ended December 31, 2000 combine the Company's results for the year ended December 31, 2000 with the results of Contigo for the period from January 1, 2000 through the date of acquisition with the exception of a $5.0 million payment made by Contigo to one of its officers, which is excluded from the pro forma net loss reflected above. This payment was made by Contigo upon the acquisition and was solely related to the consummation of the acquisition. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3) CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash and cash equivalents are as follows (in thousands):



                                                                    DECEMBER 31,   DECEMBER 31,
                                                                         2000          2001
                                                                    ------------   ------------
Bank depository accounts and money market funds .................   $     10,987   $     34,222
Commercial paper, at amortized cost which approximates market ...         32,324             --
                                                                    ------------   ------------

                                                                    $     43,311   $     34,222
                                                                    ============   ============

     At December 31, 2000 investment securities consisted of an equity investment in a public company. This investment was classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment was carried at fair market value with any unrealized gain or loss recorded as a separate component of stockholders' equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned its investment in the software company's common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                              DECEMBER 31,
                                                      -----------------------------
                                                          2000              2001
                                                      ------------     ------------
Computers and office equipment ...................    $     33,826     $     32,142
Computer software ................................           7,225            6,996
Furniture and fixtures ...........................           2,004            2,252
Leasehold improvements ...........................           2,012            2,059
Assets held for sale .............................             325              876
                                                      ------------     ------------
                                                            45,392           44,325
Less accumulated depreciation and amortization ...         (10,062)         (16,366)
                                                      ------------     ------------
                                                      $     35,330     $     27,959
                                                      ============     ============

     In the years ending December 31, 2000 and 2001, the Company capitalized $770,012 and $1,087,055, respectively, of software application development costs in accordance with SOP 98-1. These costs are being amortized over 18 months from the time the software is ready for its intended use. Amortization of these costs totaled $272,300 and $584,000 for the years ending December 31, 2000 and 2001, respectively.


(5) DEBT

     On January 7, 1999, the Company entered into a loan and security agreement with a total commitment of $3,000,000. In connection with obtaining this commitment, the Company issued warrants to purchase 86,538 shares of Series C Preferred stock to the lender. The exercise price of the warrants is $1.04 per share and the warrants expire on July 24, 2005. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. Draws under this agreement are repaid over 37 months, with interest at the 36 month Treasury note rate, plus 275 basis points. An additional payment of 9% of the amount financed is payable at the end of the term of the loan. This additional amount and the fair value of warrants of $75,000 will be included in interest expense over the term of the agreement. During 1999, the Company borrowed, in four separate draws, the entire commitment of $3,000,000. The interest rate ranges from 7.41% to 8.40%. The loan and security agreement is secured by substantially all business assets except those that were secured by the debt facility described below. At December 31, 2001, the balance due under this agreement is $205,096, of which the entire portion is current.

     On September 30, 1999, the Company entered into a promissory note and its related master loan and security agreement dated September 10, 1999, for $1,502,623. In connection with obtaining this commitment, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock to the lender. The exercise price of the warrants is $3.00 per share and the warrants expire on September 29, 2004. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The draw under this agreement is repaid over 42 months, with interest at 13.33%. The promissory note was secured by the equipment that was financed. The fair value of the warrants was $105,000 and will be included in interest expense over the term of the agreement. In November 2001, the Company made a payment of $648,590 to retire this obligation before its scheduled maturity date of February 2003. As a result, the remaining fair value of the warrants, which was $46,667, was expensed in November 2001.

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit bear interest at the bank's prime rate and are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The Company incurred commitment fees of $35,000, which are being written off over the term of the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and reborrowed at any time prior to the maturity date. At December 31, 2001 the Company did not have an outstanding balance under the revolving line of credit and the amount available based on eligible accounts receivable was $4.8 million. On October 12, 2001 the Company received $5.0 million pursuant to the term loan referenced above. The term loan will be repaid with monthly principal payments of $139,000 plus interest at 8% over 36 months. The loan and security agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank's prior written consent. At December 31, 2001, the balance due under this agreement is $4,752,473, of which $1,688,335 is current.

     Long-term debt consists of the following (in thousands):



                                                 DECEMBER 31,     DECEMBER 31,
                                                     2000             2001
                                                 ------------     ------------
Balance .....................................    $      2,315     $      4,957
Less current portion ........................          (1,505)          (1,893)
                                                 ------------     ------------
Long-term debt, excluding current portion ...    $        810     $      3,064
                                                 ============     ============

     The aggregate maturities for long-term debt for each of the years subsequent to December 31, 2001 are as follows (in thousands): 2002--$1,893; 2003--$1,674; 2004--$1,390.


(6) INCOME TAXES

     Income tax benefit relating to losses incurred differs from the amounts that would result from applying the applicable federal statutory rate as follows (in thousands):



                                                                           YEARS ENDING DECEMBER 31,
                                                               ----------------------------------------------
                                                                   1999            2000              2001
                                                               ------------     ------------     ------------
Expected tax benefit ......................................    $     (4,436)    $    (33,573)    $    (17,926)
State income taxes, net of federal benefit ................            (655)          (3,632)          (1,793)
Change in valuation allowance for deferred tax assets .....           4,792           30,159           10,429
Stock compensation ........................................             317            2,031              981
Goodwill amortization .....................................              --            4,942            9,011
Other, net ................................................             (18)              73             (702)
                                                               ------------     ------------     ------------
     Actual income tax benefit ............................    $         --     $         --     $         --
                                                               ============     ============     ============

     Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):


                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    2000             2001
                                                                ------------     ------------
Net operating loss carryforwards ...........................    $     34,391     $     46,502
Depreciation and amortization ..............................          (2,312)          (2,906)
Stockbased compensation ....................................           1,513            1,449
Accrued liabilities ........................................           2,906            1,882
                                                                ------------     ------------
     Net deferred tax asset ................................          36,498           46,927
Valuation allowance ........................................         (36,498)         (46,927)
                                                                ------------     ------------
     Net deferred tax asset, less valuation allowance ......    $         --     $         --
                                                                ============     ============

     At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $124 million, which are available to offset future federal taxable income, if any, through 2021. Management believes the utilization of the carryforwards will be limited by Internal Revenue Code Section 382 relating to changes in ownership, as defined.

     Due to the uncertainty regarding the realization of the deferred tax assets relating to the net operating loss carryforwards and other temporary differences, a valuation allowance has been recorded for the entire amount of the Company's deferred tax assets for each of the three years ending December 31, 2001. This valuation allowance increased $10,429,000 for the year ended December 31, 2001.

(7) PREFERRED STOCK, STOCK PLANS AND WARRANTS

     (a) Mandatorily Redeemable Convertible and Convertible Preferred Stock

     At December 31, 2000 and 2001, the Company did not have any preferred stock outstanding since each share of preferred stock (Series A, Series B, Series C, Series D and Series E) was converted to common stock on the closing of the initial public offering. Prior to that time, the Company had the following series of preferred stock outstanding that were convertible at any time, at the option of the holder, into common stock as indicated below:



                         PREFERRED
                           SHARES        CONVERSION        COMMON
                        OUTSTANDING         RATE           SHARES
                        ------------    ------------    ------------
Series A ...........       5,025,000            0.67       3,350,000
Series B ...........          10,635          128.21       1,363,461
Series C ...........       9,953,935            0.67       6,635,956
Series D ...........      33,333,333            0.67      22,222,222
Series E ...........         686,813            0.67         457,875

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

     (b) Stock Options

     In 1997, the Company adopted a stock option/stock issuance plan (the Plan) pursuant to which the Company's Board of Directors may issue common shares and grant incentive stock options and non-statutory stock options to employees, directors and consultants. The Plan authorizes common stock issuances and grants of options to purchase up to 2,766,666 shares of authorized but unissued common stock. In February 2000 the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. The number of shares available for issuance was increased to 11,666,666 shares of authorized but unissued common stock. On January 1, 2001 the Plan's evergreen provisions increased the shares available for issuance to 13,068,703. At December 31, 2001, there were 4,612,247 additional shares available for grant or issuance under the Plan. Incentive and non-statutory stock options generally have ten-year terms and vest over one to four years. Some of the Company's options are exercisable upon grant; however, shares issued upon exercise are restricted and subject to repurchase at the exercise price if employees terminate prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

     The Company has assumed certain stock option plans and the outstanding stock options of Contigo Software, Inc. ("assumed plans"). Stock options under the assumed plans have been converted into the Company's stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. At December 31, 2001, 578,335 options were outstanding under the assumed plans with a weighted average exercise price of $2.42 and a weighted average remaining contractual life of 5.7 years.

     The Company utilizes APB Opinion No. 25 in accounting for its Plan. In 1999, a total of 1,373,167 options and 33,333 common shares were granted with exercise prices and purchase prices less than fair value, resulting in total compensation of $11,790,918, net of forfeitures, to be recognized over the vesting period. In 2000, a total of 403,008 options and 398,296 common shares were granted with exercise prices and purchase prices less than fair value, resulting in total compensation of $9,075,000, net of forfeitures, to be recognized over the vesting period. In 2001, a total of 100,000 options were granted with exercise prices less than fair value, resulting in total compensation of $143,120, net of forfeitures,. The per share weighted-average fair value of stock options granted during 1999 was $12.02 using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividends, zero volatility, risk-free interest rate of 6%, and an expected life of 6 years. The per share weighted-average fair value of stock options granted during 2000 was $6.64 using the Black Scholes option pricing model with the following weighted average assumptions: no expected dividends, expected volatility of 175%, risk-free interest rate of 6.5% and an expected life of 6 years. The per share weighted-average fair value of stock options granted during 2001 was $1.55 using the Black Scholes option pricing model with the following weighted average assumptions: no excepted dividends, expected volatility of 136%, risk-free interest rate of 5% and an excepted life of 6 years. If the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's 1999, 2000 and 2001 net loss attributable to common stockholders would have been approximately $113,459,028, $116,068,000 and $74,117,180, respectively, and the net loss per share attributable to common stockholders would have been approximately $260.39, $5.41 and $1.57, respectively.

     Stock option activity during 1999, 2000 and 2001 was as follows:


                                                        NUMBER OF     WEIGHTED-AVERAGE
                                                         SHARES        EXERCISE PRICE
                                                      -------------   ----------------
Balance at January 1, 1999 .......................          853,333     $        0.20
     Granted at less than fair value .............        1,373,167              1.16
     Exercised ...................................         (209,139)             0.23
     Cancelled ...................................         (438,904)             0.41
                                                      -------------
Balance at December 31, 1999 .....................        1,578,457              0.98
     Granted at less than fair value .............          403,008              4.50
     Granted at fair value .......................        6,333,350              6.95
     Exercised ...................................         (385,778)             1.18
     Cancelled ...................................       (1,306,715)             7.12
                                                      -------------
Balance at December 31, 2000 .....................        6,622,322              5.66
     Granted at less than fair value .............          100,000              0.10
     Granted at fair value .......................        4,258,555              1.69
     Exercised ...................................         (307,803)             0.83
     Cancelled ...................................       (3,079,496)             6.28
                                                      -------------
Balance at December 31, 2001 .....................        7,593,578     $        3.33
                                                      =============

     At December 31, 2001, the weighted-average remaining contractual life of outstanding options was approximately 8.7 years, with exercise prices ranging from $0.10 to $10.80 per share. Restricted shares issued for options exercised which are subject to repurchase totaled 29,218 shares at December 31, 2001.

     The following table summarizes information about stock options outstanding at December 31, 2001:



                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ---------------------------------------------       ---------------------------
                                             WEIGHTED
                                             AVERAGE
                                            REMAINING       WEIGHTED                             WEIGHTED
        RANGE OF            NUMBER         CONTRACTUAL       AVERAGE          NUMBER OF          AVERAGE
     EXERCISE PRICES      OUTSTANDING          LIFE      EXERCISE PRICE        OPTIONS        EXERCISE PRICE
     ---------------      -----------      -----------   --------------       ---------       --------------
      $0.10 --  0.92          400,656          7.3          $ 0.44              257,377          $ 0.20
       1.06 --  1.17        1,299,184          8.9            1.06              288,830            1.07
       1.28 --  1.53        1,259,834          9.3            1.37              194,328            1.28
       1.56 --  2.22          911,899          8.1            1.67              452,067            1.58
       2.56 --  2.69        1,532,616          8.9            2.60              739,061            2.58
       3.15 --  6.11        1,037,526          8.9            4.88              281,113            5.06
       8.00 -- 10.80        1,151,863          8.1            9.95              902,266           10.09
                            ---------                                         ---------
                            7,593,578          8.7            3.33            3,115,042            4.41
                            =========                                         =========

     In addition, the Company has sold 569,299 shares of common stock through stock purchase rights under the Plan at prices ranging from $0.15 to $10.80 per share.

     (c) Employee Stock Purchase Plan

     In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan ("ESPP"). The 2000 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The board of directors reserved 400,000 shares of common stock for issuance under the 2000 ESPP. According to the Plan and commencing in 2001, the aggregate number of shares of common stock subject to the ESPP will be increased by 3% of the lesser of the total number of shares of common stock outstanding on such January 1, or the total number of shares outstanding as of the effective date of the ESPP. The Board of Directors of the Company may designate a smaller number of shares to be added to the share reserve. As a result, an additional 1,402,037 shares of common stock were reserved in January 2001, which represents 3% of the total number of shares outstanding as of the effective date of the ESPP. During 2001 employees purchased 291,704 shares at an average price of $1.01 per share. At December 31, 2001, 1,510,333 shares were reserved for future issuance. At December 31, 2001 approximately $171,000 of payroll deductions have been withheld from employees for future purchases under the plan. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

     (d) Stock Purchase Warrants

     In January 1999, in connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C preferred stock. The warrants are exercisable at $1.04 per share and expire on July 24, 2005. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 10 years. The fair value of the warrants will be included in interest expense over the term of the agreement.

     In September 1999, in connection with obtaining a $1.5 million loan, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants are exercisable at $3.00 per share and will expire on September 29, 2004. Upon completion of the Company's initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 5 years. The fair value of the warrants will be included in interest expense over the term of the agreement. As indicated in note 5 this loan was paid in full in November 2001 and accordingly, the remaining interest expense associated with this warrant was recognized in full at that time.

     In January 2000, the Company issued a warrant to purchase 3,703 shares of common stock. The warrant is exercisable at $4.50 per share and was scheduled to expire January 15, 2001. The warrant is in exchange for certain marketing costs and was expensed as sales and marketing costs at the grant date. The warrant was exercisable at the date of grant and is not contingent on counterparty performance. The fair value of the warrant was $21,250 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of one year. This warrant was exercised in April 2000.

     In June 2000, the Company issued a warrant to purchase 10,000 shares of common stock. The warrant is exercisable at $8.00 per share and expires on June 30, 2005. The warrant was in exchange for certain marketing costs and was expensed as sales and marketing costs at the grant date. The warrant became exercisable on July 24, 2000, and is not contingent on counterparty performance. The fair value of the warrant was $89,000 as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of five years.

     At December 31, 2001 the Company had total warrants outstanding to purchase 652,790 shares of common stock at a weighted-average exercise price of $7.35 per share.


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

     (c) Note receivable from officer for stock

     In connection with an issuance of restricted common stock on May 16, 2000, the Company received a full recourse note receivable from its then chief financial officer for $1,124,625, due in full on May 15, 2006. On November 21, 2000, this note was amended from a full recourse note to a note with the underlying shares as the sole collateral. Accordingly, at that date the Company began adjusting the note to the fair value of the underlying collateral through compensation charges. In the first quarter of 2001 the chief financial officer resigned and returned the restricted stock to the Company and the note receivable was cancelled. Additionally, in the first quarter of 2001 in connection with the chief financial officer's resignation, the Company granted 250,000 shares of common stock and a stock option grant for 100,000 shares of common stock and recorded stock-based compensation expense associated with these grants of $528,000.

(9) COMMITMENTS AND CONTINGENCIES

     (a) Operating Leases

     The Company leases office facilities under various operating lease agreements that expire through 2009. Two of the office facilities are leased from entities that are controlled by an officer and director or former directors of the Company. Rent expense related to these leases was $305,049, $893,684 and $972,780 for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum lease payments are as follows (in thousands):


                                                                   PORTION
                                                                 ATTRIBUTABLE
                                                                  TO RELATED
                                                     TOTAL          PARTIES
                                                 ------------    ------------
2002 ........................................    $      2,772    $        850
2003 ........................................           2,488             819
2004 ........................................           2,322             819
2005 ........................................           1,888             819
2006 ........................................             963             819
Thereafter ..................................           2,287           2,249
                                                 ------------    ------------
Total future minimum lease payments .........    $     12,720    $      6,375
                                                 ============    ============

     Total rent expense for the years ended December 31, 1999, 2000 and 2001 was $529,872, $2,771,599 and $1,751,013, respectively. As part of the restructuring described in note 11 the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to seven leases, which expire at various dates. Currently, the minimum lease payments for the seven offices total approximately $97,000 per month. As of December 31, 2001 the Company has been successful in subleasing four facilities. Future minimum sublease rentals for the four subleased facilities, as of December 31, 2001, approximate $1.9 million that will be received through August 2005. Future minimum sublease rentals for each of the years subsequent to December 31, 2001 are as follows (in thousands): 2002--$600; 2003--$500; 2004--$500; 2005--$300. The future minimum sublease receivables have been factored into any adjustments the Company has made to the respective restructuring reserve for the specific office (see note
11).

     (b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. For the years ending December 31, 2002, 2003, 2004, and 2005, the minimum commitments are approximately $14.4 million, $15.9 million, $12.6 million, and $0.1 million, respectively. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     (c) Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of December 31, 2001, the Company's liability would be approximately $322,500 if the officer were terminated under conditions defined in the agreement.

     (d) Severance

     The Company has made commitments to executives who are no longer with the Company. As of December 31, 2001, the Company's severance liability to these executives was approximately $107,500, all of which will be expended by June 30, 2002. The expense associated with this liability was recognized in the year ending December 31, 2000.

     (e) Litigation

      From time to time, the Company has been subject to litigation and claims in the ordinary course of business. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement. In the first quarter of 2001, the Company reached a settlement with respect to this litigation. As part of the settlement the Company agreed to change its name. Expenses related to this litigation, net of insurance reimbursement, were accrued as of December 31, 2000 and did not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Currently, management is not aware of any legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or liquidity.


(10) EMPLOYEE BENEFIT PLAN

     The Company adopted, effective January 1, 1998, a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. In 1999, the Company made a discretionary employer matching contribution of $13,072 and did not make a discretionary employer profit sharing contribution. The Company did not make a discretionary employer matching or profit sharing contribution to the plan in 2000 or 2001.


(11) RESTRUCTURING RESERVES

     The Company recorded charges totaling $9.5 million in 2000 and $0.8 million in the first quarter of 2001 for restructuring activities. In addition, as described in note 12, the Company incurred contract termination expenses of $1.8 million in the first quarter of 2001. In the second quarter of 2001 the Company incurred severance charges of $0.1 million and recorded a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully sub-leasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a telecommunications contract cancellation charge. In the third quarter of 2001, the Company recorded a net restructuring charge of $0.3 million which consisted of a $0.5 million charge to close two additional remote sales offices and additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments with terms more favorable than originally anticipated. In the fourth quarter of 2001, the Company recorded a restructuring charge of $0.1 million to record additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities. The Company's restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices.

     Restructuring reserves and activity for 2001 are detailed below (in thousands):


                                                                         RESTRUCTURING
                                                    RESERVE BALANCE         RESERVE                                 RESERVE BALANCE
                                                   DECEMBER 31, 2000      ADJUSTMENTS             PAYMENTS         DECEMBER 31, 2001
                                                     -------------       --------------         -------------      -----------------
Consulting fees .............................        $         155        $          --         $         155        $          --
Contract cancellation charges ...............                  819                 (546)                  273                   --
Closure of remote sales facilities ..........                3,390                 (579)                1,235                1,576
                                                     -------------        -------------         -------------        -------------
Totals ......................................        $       4,364        $      (1,125)        $       1,663        $       1,576
                                                     =============        =============         =============        =============

     At December 31, 2001, the Company's restructuring reserves totaled $1.6 million, of which $0.7 is current and solely relates to lease costs, which will be relieved as payments are made. In addition, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through December 31, 2001, the Company has been successful in sub-leasing four facilities and terminating four facility lease commitments. Future minimum sublease receivables for the four subleased facilities, as of December 31, 2001, approximate $1.9 million that will be received through August 2005. As of December 31, 2001, the facility reserve was comprised of seven offices. Currently, the minimum lease payments for the seven offices total approximately $97,000 per month. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market , it has taken the Company longer than expected to sub-lease or otherwise terminate its lease obligations in certain cities. However, the Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the seven remaining offices in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on these facilities.

(12) CONTRACT TERMINATION EXPENSES

     On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company incurred a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company's common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment in March 2001.

(13) ASSET IMPAIRMENT CHARGES

     In the second quarter of 2001, the Company performed a strategic review of its fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where we had excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions that continued through the second quarter of 2001. The Company completed a significant portion of the sale and disposal of the assets in 2001 and expects to complete the remainder in the first half of 2002. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, recorded an impairment loss of $2.7 million in the second quarter of 2001. The asset write-offs were determined under the held for disposal model. In addition, the Company wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with its previous name.

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In the fourth quarter of 2001 the Company received equipment valued at $1.8 million and anticipates receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment we expected to receive.

(14) SIGNIFICANT CUSTOMERS AND SUPPLIERS

         In 2000 and 2001, the Company did not have significant concentrations with respect to sales or accounts receivable. In 1999, the Company had sales to one customer representing 21% of total revenue. The receivable due from this customer at December 31, 1999 was $250,000.

         The Company purchases key components of its telephony technology platform from a single supplier. These components form the basis of the Company's audio conferencing services. The Company has no guaranteed supply arrangements nor a supply contract with the provider of these components. In 2000 and 2001, the Company purchased $5,400,000 and $2,600,000, respectively, in equipment and services from this key supplier.

(15)  VALUATION AND QUALIFYING ACCOUNTS

         Valuation and qualifying accounts for each of the three years ending December 31, 2001 is detailed below (in thousands):


                                                                            BALANCE AT                                BALANCE AT
                                                                           BEGINNING OF                                 END OF
DESCRIPTION                                                                    YEAR      ADDITIONS    DEDUCTIONS          YEAR
-----------                                                                ------------  ---------    ----------     ------------
Year ended December 31, 1999:
   Allowances deducted from asset accounts:
     Allowance for doubtful accounts .....................................           20         44           (29)              35
     Deferred tax asset valuation allowance ..............................        1,547      4,792            --            6,339
Year ended December 31, 2000:
   Allowances deducted from asset accounts:
     Allowance for doubtful accounts .....................................           35        756           (26)             765
     Deferred tax asset valuation allowance ..............................        6,339     30,159            --           36,498
Year ended December 31, 2001:
   Allowances deducted from asset accounts:
     Allowance for doubtful accounts .....................................          765      1,014        (1,004)             775
     Deferred tax asset valuation allowance ..............................       36,498     10,429            --           46,927

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

  3.5**         Amendment to Restated Certificate of Incorporation.

  3.6**         Certificate of Amendment to Restated Certificate of
                Incorporation to be effective prior to the closing of Registrant's initial public offering.

  3.7****       Certificate of Ownership, as filed May 15, 2001, merging EC
                Merger, Inc. into Evoke Communications, Inc. under the name
                Raindance Communications, Inc.

  4.1**         Reference is made to Exhibits 3.1 through 3.4.

  4.2**         Specimen stock certificate representing shares of common stock.

  4.3**** Specimen stock certificate representing shares of common stock pursuant to name change to Raindance Communications, Inc.

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

10.11**         Note and Warrant Purchase Agreement, dated March 31, 1998, among
                Registrant and the partners named therein.

10.12**         Lease, dated March 3, 1997, between BMC Properties, LLC and
                Registrant.

10.13**         Lease, dated June 6, 1999, between BLC Properties, LLC and
                Registrant.

                             EXHIBIT INDEX CONT'D.

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
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

10.22*** Separation and Release Agreement, dated November 14, 2000, between Registrant and James L. LeJeal.

10.23***        Separation and Release Agreement, dated March 2, 2001, between
                Registrant and Terence G. Kawaja.

10.24*** Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.

10.25***        Termination and Release, dated March 16, 2001, between
                Registrant and Work.com LLC.

21.1**          Subsidiaries of Registrant.

23.1**          Consent of Cooley Godward LLP.

23.2            Consent of KPMG LLP.

24.1            Powers of attorney (included on page 39).

----------

+    Confidential treatment granted with respect to portions of these exhibits.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-30708.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

**** Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q
     (File No. 000-31045) as filed on August 14, 2001.