Form 10-Q
period 2002-03-31
RAINDANCE COMMUNICATIONS INC
filed 2002-05-15
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from ____________ to ____________.

Commission File Number: 000-31045

RAINDANCE COMMUNICATIONS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or jurisdiction of incorporation or organization)	84-1407805 (I.R.S. Employer Identification Number)

1157 Century Drive
Louisville, CO 80027
(Address, including zip code, of principal executive offices)

(800) 878-7326
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value	—	50,908,270 as of April 30, 2002.

RAINDANCE COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

		(unaudited)
	December 31, 2001	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$34,222	$32,398
Accounts receivable, net of allowance for doubtful accounts of $775 and $770 at December 31, 2001 and March 31, 2002, respectively	5,517	7,115
Due from affiliate	993	826
Prepaid expenses and other current assets	1,786	2,114

Total current assets	42,518	42,453
Property and equipment, net	27,959	28,598
Goodwill	38,652	38,652
Other assets	1,123	1,205

Total Assets	$110,252	$110,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,428	$7,540
Current portion of long-term debt	1,893	1,603
Accrued expenses	1,274	1,175
Accrued vacation	659	785
Current portion of restructuring reserve	662	659
Current portion of deferred revenue	1,035	556

Total current liabilities	10,951	12,318
Long-term debt, less current portion	3,064	2,787
Restructuring reserve, less current portion	914	814
Deferred revenue, less current portion	516	672
Other	39	42

Total Liabilities	15,484	16,633

Stockholders’ Equity:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.0015; 130,000,000 shares authorized; 48,130,324 and 48,694,123 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	72	73
Additional paid-in capital	267,064	267,835
Unearned stock option compensation	(3,823)	(3,239)
Accumulated deficit	(168,545)	(170,394)

Total Stockholders’ Equity	94,768	94,275

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$110,252	$110,908

See accompanying notes to condensed consolidated financial statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three months ended
	March 31,

	2001	2002

Revenue	$9,017	$13,877
Cost of revenue:
(exclusive of stock-based compensation expense of $62 and $49, respectively, shown below)	6,128	6,929

Gross profit	2,889	6,948

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $169 and $78, respectively, shown below)	6,689	4,201
Research and development (exclusive of stock-based compensation expense of $141 and $158, respectively, shown below)	1,509	1,983
General and administrative, (exclusive of stock-based compensation expense of $24 and $365, respectively, shown below)	2,278	1,809
Amortization of goodwill	6,626	—
Stock-based compensation expense	396	650
Restructuring charges and contract termination expenses	2,581	172

Total operating expenses	20,079	8,815

Loss from operations	(17,190)	(1,867)
Other income (expense)	(791)	18

Net loss	$(17,981)	$(1,849)

Loss per share-basic and diluted	$(0.38)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	46,962	48,424

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	Three months ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(17,981)	$(1,849)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	9,047	2,348
Loss on disposition of short-term investment	1,195	—
Restructuring charges and contract termination expenses	1,495	172
Stock-based compensation	396	650
Other	68	17
Changes in operating assets and liabilities:
Accounts receivable	(958)	(1,598)
Prepaid expenses and other current assets	(51)	(230)
Other assets	189	(15)
Accounts payable and accrued expenses	(997)	1,170
Deferred revenue	(373)	(307)

Net cash provided (used) by operating activities	(7,970)	358

Cash flows from investing activities:
Purchase of property and equipment	(511)	(2,101)
Proceeds from disposition of equipment	8	3

Net cash used by investing activities	(503)	(2,098)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	484
Payments on debt	(363)	(568)
Other	(8)	—

Net cash used by financing activities	(371)	(84)

Decrease in cash and cash equivalents	(8,844)	(1,824)
Cash and cash equivalents at beginning of period	43,311	34,222

Cash and cash equivalents at end of period	$34,467	$32,398

Supplemental cash flow information — interest paid in cash	$58	$228

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$287	$1,040

Exchange of investment for forgiveness of debt	$157	$—

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. We provide integrated Web conferencing services for everyday business meetings and events. Our business-to-business communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive Web tools. Our continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple Web controls and presentation tools, and Web Conferencing Pro, formerly called Collaboration, which allows users to integrate reservationless automated audio conferencing with advanced Web interactive tools such as application sharing, Web touring and online whiteboarding. The Company operates in a single segment.

     The condensed consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 27, 2002. Operating results for the three months ending March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

     Certain prior year balances have been reclassified to conform with the current year presentation.

(b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at March 31, 2002 consist of money market accounts at three financial institutions.

(c) Restricted Cash

     Included in other assets is $0.6 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

(e) Goodwill

     The Company first recorded goodwill and its related amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. The Company has determined that it consists of one reporting unit. The Company’s initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. The reconciliation of reported net loss and reported loss per share and adjusted net loss and adjusted loss per share, which represents the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended
	March 31,

	2001	2002

Net loss	$(17,981)	$(1,849)
Add back: goodwill amortization	6,626	—

Adjusted net loss	$(11,355)	$(1,849)

Loss per share — basic and diluted	$(0.38)	$(0.04)
Add back: goodwill amortization	0.14	—

Adjusted loss per share — basic and diluted	$(0.24)	$(0.04)

(f) Revenue Recognition

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

(g) Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method. Basic and diluted EPS are the same for the three months ended March 31, 2001 and 2002 as all potential common stock instruments are antidilutive.

     The following table sets forth the calculation of loss per share for the three months ended March 31, 2001 and 2002 (in thousands, except per share amounts):

	Three months ended
	March 31,

	2001	2002

Net loss	$(17,981)	$(1,849)

Common shares outstanding:
Historical common shares outstanding at beginning of period	46,835	48,130
Weighted average common shares issued during period	127	294

Weighted average common shares at end of period — basic and diluted	46,962	48,424

Loss per share — basic and diluted	$(0.38)	$(0.04)

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001 and 2002 because their effect would have been antidilutive:

	As of March 31,

	2001	2002

Shares issuable under stock options	8,154,739	7,931,919
Shares issuable pursuant to warrants	652,790	652,790

     The weighted-average exercise price of stock options outstanding as of March 31, 2001 and 2002 was $3.63 and $3.31, respectively. The weighted-average exercise price of warrants outstanding as of March 31, 2001 and 2002 was $7.35.

(2) JOINT VENTURES

     In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company advanced Evoke Communications Europe approximately $4.6 million which was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment we expected to receive. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million. The equipment was transferred to the Company at net book value. In the first quarter of 2002 the Company received $0.2 million in cash. The receivable, net of the impairment charge and equipment and cash we received, is reflected in the balance sheet in current assets as due from affiliate. In April 2002, the Company received an additional $0.6 million in cash and anticipates receiving, prior to December 31, 2002, the remaining amount of approximately $0.2 million.

(3) RESTRUCTURING

     The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. The Company recorded charges totaling $9.5 million in 2000 and $1.7 million in 2001. In the first quarter of 2002, the Company recorded a charge of $0.2 million associated with offices that remain vacant while the Company continues its efforts to sub-lease these facilities.

Restructuring reserves and activity for the first three months of 2002 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2001	Adjustments	Payments	March 31, 2002

Closure of remote sales facilities	$1,576	$172	$275	$1,473

     At March 31, 2002, the Company’s restructuring reserves totaled $1.5 million, of which $0.7 is current and solely relates to lease costs, which will be relieved as payments are made. The Company adjusts its restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through March 31, 2002, the Company has been successful in sub-leasing four facilities and terminating four facility lease commitments. Future minimum sublease receivables for the four subleased facilities, as of March 31, 2002, approximate $1.8 million that will be received through August 2005. As of March 31, 2002, the facility reserve was comprised of seven offices. Currently, the minimum lease payments for the seven offices total approximately $97,000 per month. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sub-lease or otherwise terminate its lease obligations in certain cities. However, the Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the seven remaining offices in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on these facilities.

(4) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by either directors or former directors of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 3, the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to seven offices. Through March 31, 2002, we have been successful in terminating four facility leases and subleasing four facilities. Total future minimum lease payments, not including any reductions for executed sub-leases and other potential reductions, under all operating leases, approximate $12.0 million at March 31, 2002. Future minimum sublease receivables for the four subleased facilities, as of March 31, 2002, approximate $1.8 million to be received by the Company through August 2005.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of March 31, 2002 is approximately $39.8 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c) Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of March 31, 2002, the Company’s liability would be approximately $322,500 if the officer was terminated under certain conditions set forth in the agreement.

(d) Severance

     The Company has made commitments to executives who are no longer with the Company. As of March 31, 2002, the Company’s severance liability to these executives was approximately $50,000, all of which will be expended by June 30, 2002. The expense associated with this liability was recognized in the year ending December 31, 2000.

(e) Litigation

     From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Currently, we are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or liquidity.

(5) CUSTOMER CONCENTRATION

     In the quarter ending March 31, 2002, the Company recorded sales to Qwest Communications International, Inc. (Qwest), which represented 16.6% of total revenue. The receivable due from Qwest at March 31, 2002, all of which was current, was $1.5 million or 19.0% of the Company’s total accounts receivable balance.

(6) SUBSEQUENT EVENT

     On April 18, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC. On April 30, 2002, the Company completed the acquisition of substantially all of the assets of InterAct, a nationwide reseller of audio and web conferencing services. As a result of the acquisition, the Company has expanded its sales force and expects the acquisition to positively impact revenue and net income. In addition to InterAct’s assets, the Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. The Company also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations will be included in the Company’s consolidated financial statements.

     The aggregate purchase price was approximately $11.2 million, including $3.8 million in cash and 2,198,581 shares of the Company’s common stock valued at $7.4 million. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The Company is in the process of obtaining a third-party valuation of the tangible and intangible assets of InterAct and therefore, the allocation of the purchase price has not yet been determined.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143 (SFAS 143), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 27, 2002. You should also read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

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

     We have incurred losses since commencing operations and, as of March 31, 2002, we had an accumulated deficit of $170.4 million. Our net loss was $18.0 million and $1.8 million for the three months ended March 31, 2001 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary systems and services, expand our infrastructure, and increase our sales efforts. We expect to continue to incur losses at least through 2002, particularly due to significant non-cash charges for amortization of unearned stock option compensation and depreciation expense. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

     On April 18, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC. On April 30, 2002, we completed the acquisition of substantially all of the assets of InterAct, a nationwide reseller of audio and web conferencing services. As a result of the acquisition we have expanded our sales force and expect the acquisition to positively impact revenue and net income. In addition to InterAct’s assets, we also assumed certain liabilities of InterAct as of April 30, 2002, primarily accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations will be included in our consolidated financial statements. The aggregate purchase price was approximately $11.2 million, including $3.8 million in cash and 2,198,581 shares of our common stock valued at $7.4 million. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. We are in the process of obtaining a third-party valuation of the tangible and intangible assets of InterAct and therefore, the allocation of the purchase price has not yet been determined.

     Prior to our restructuring in January 2001, we derived revenue from services other than our Web conferencing services. Revenue attributable to our Web conferencing services represented 93% of our total revenue for the three months ended March 31, 2001. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers. Revenue attributable to our Web conferencing services represented 100% of our total revenue for the three months ended March 31, 2002. The following describes how we recognize revenue for the services we have offered in 2001 and 2002.

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service, formerly called Collaboration, is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

•	Webcasting Revenue (former service). Prices and specific service terms were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

•	Talking Email Revenue (former service). Prices and specific service terms were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure, however, we do not expect a need for large-scale capital expenditures in 2002. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make in early 2002, will accommodate our revenue projections through 2002. We expect capital expenditures to average between $1.0 million to $2.0 million per quarter over the remainder of the year.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, market research, sales lead generation and telemarketing expenses and allocated overhead. In the fourth quarter of 2000 and continuing into the first quarter of 2001 we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices and we believe that we have experienced substantially all the benefits of these cost savings initiatives. We expect sales and marketing expenses to increase, particularly as a result of the increase in sales and marketing headcount associated with the InterAct acquisition, however, we expect the percentage increase will be at a lower rate than our projected percentage revenue growth.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We expect to continue to make investments in research and development and anticipate that these expenses will increase in terms of absolute dollars over the remainder of the year, however, we expect them to decrease as a percentage of revenue over time.

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

     Since our inception, we have used stock-based compensation for employees and members of our board of directors to attract and retain strong business and technical personnel. During the quarter ended March 31, 2001 and 2002 we recorded $0.5 million and $0.1 million of deferred stock option compensation, respectively, and we expensed $0.4 million and $0.7 million related to stock-based compensation, respectively. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock-based compensation expense of approximately $1.6 million over the remainder of 2002, $1.5 million in 2003 and $0.1 million in 2004 for common stock issued or stock options awarded to our employees or members of our board of directors through March 31, 2002, under our stock compensation plans.

Other Data

     We evaluate operating performance based on several factors, including our primary internal financial measure of loss before amortization and other charges (“LBAC”). Consistent with our increased focus on controlling capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of amortization of goodwill recognized in prior years in connection with our acquisition of Contigo Software, Inc., stock-based compensation and the other charges set forth below.

     The calculation of loss before amortization and other charges is as follows (in thousands):

	Three Months Ended March 31,

	2001	2002

Net loss	$(17,981)	$(1,849)
Add: Amortization of goodwill	6,626	—
Add: Stock-based compensation expense	396	650
Add: Loss on sale of common stock	1,195	—
Add: Restructuring charges and contract termination expenses	2,581	172

Loss before amortization and other charges	$(7,183)	$(1,027)

     Beginning January 1, 2002, we have a significant reduction or improvement in our net loss because of the issuance of a new accounting standard that eliminates goodwill amortization. As indicated in the LBAC calculation above, we expensed $6.6 million in goodwill amortization in the first quarter of 2001. As a result of this new accounting standard, which became effective January 1, 2002, we are no longer expensing goodwill amortization and, correspondingly, our net loss has decreased relative to prior periods in which we did expense significant amounts of goodwill amortization. The trends depicted by the LBAC calculation indicate that we have been successful in significantly reducing both our net loss as well as LBAC, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three months ended March 31, 2001 as compared with the three months ended March 31, 2002, our net loss decreased by $16.1 million and LBAC decreased by $6.2 million.

     The funds depicted by LBAC are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used by operations was $8.0 million for the three months ended March 31, 2001 and net cash provided by operations was $0.4 million for the three months ended March 31, 2002; net cash used by investing activities was $0.5 million and $2.1 million for the three months ended March 31, 2001 and 2002, respectively; net cash used by financing activities was $0.4 million and $0.1 million for the three months ended March 31, 2001 and 2002, respectively. LBAC should be considered in addition to, not as a substitute for, net loss and other measures of financial performance reported in accordance with generally accepted accounting principles. LBAC is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, LBAC as used by us may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

     Revenue. Total revenue increased by $4.9 million from $9.0 million for the quarter ended March 31, 2001 to $13.9 million for the quarter ended March 31, 2002. The increase was primarily due to increased customer account penetration and the addition of new customers. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers.

     Cost of Revenue. Cost of revenue increased $0.8 million from $6.1 million for the quarter ended March 31, 2001 to $6.9 million for the quarter ended March 31, 2002. Depreciation expense decreased $0.7 million for the quarter ended March 31, 2002 over the quarter ended March 31, 2001 primarily due to the write-down of particular assets to their fair value in the second quarter of 2001. We are not recording any depreciation expense on assets no longer in use and held for disposal. Telecommunication costs increased $2.0 million for the quarter ended March 31, 2002 over the quarter ended March 31, 2001. This increase resulted from additional phone charges consistent with increased use of our Web and Phone Conferencing service. Maintenance expense decreased $0.4 million for the quarter ended March 31, 2002 over the quarter ended March 31, 2001. The decrease was primarily due to the reduction of maintenance costs associated with the equipment we took out of service in the second quarter of 2001.

     Sales and Marketing. Sales and marketing expense decreased $2.5 million from $6.7 million for the quarter ended March 31, 2001 to $4.2 million for the quarter ended March 31, 2002. Expenses related to advertising and promotion decreased $1.4 million for the quarter ended March 31, 2002 from the quarter ended March 31, 2001. In the first quarter of 2001 we incurred $0.3 million in expenses related to our name change. Expenses related to outside services decreased $0.5 million for the quarter ended March 31, 2002 from the quarter ended March 31, 2001. The remainder of the decrease in sales and marketing expense is a result of decreased office rent expenses and trade show related expenditures.

     Research and Development. Research and development expense increased $0.5 million from $1.5 million for the quarter ended March 31, 2001 to $2.0 million for the quarter ended March 31, 2002. Personnel and payroll related expenses increased $0.2 million as a result of an increase in headcount and salaries. The remainder of the increase is explained by a $0.2 million increase in allocated depreciation and a $0.1 million increase in maintenance and repairs.

     General and Administrative. General and administrative expense decreased $0.5 million from $2.3 million for the quarter ended March 31, 2001 to $1.8 million for the quarter ended March 31, 2002. In the first quarter of 2001, we incurred $0.2 million in royalty expenses pertaining to a contract that was terminated at the end of the quarter. Personnel and payroll related expenses decreased $0.1 million as a result of a reduction in general and administrative headcount. The remainder of the decrease is primarily due to a decrease in personal property taxes related to the decrease in property and equipment and a decrease in consulting fees.

     Amortization of Goodwill. Amortization of goodwill was $6.6 million for the quarter ended March 31, 2001 as result of our acquisition of Contigo in June 2000. In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” became effective and as a result, we will not amortize approximately $38.7 million in net goodwill over the next two years.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.3 million from $0.4 million for the quarter ended March 31, 2001 to $0.7 million for the quarter ended March 31, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from one to four years.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core Web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. We recorded charges totaling $9.5 million in 2000 and $1.7 million in 2001. In the first quarter of 2002, we recorded a charge of $0.2 million associated with offices that remain vacant while we continue our efforts to sub-lease these facilities. At March 31, 2002, the restructuring reserves totaled $1.5 million, of which $0.7 is current and solely relates to lease costs, which will be relieved as payments are made. We adjust our restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through March 31, 2002, we have been successful in sub-leasing four facilities and terminating four facility lease commitments. As of March 31, 2002, the facility reserve was comprised of seven offices. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken us longer than expected to sub-lease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the seven remaining offices in a timely fashion will cause us to make unfavorable adjustments to the restructuring reserve in subsequent quarters.

     Other Income (Expense). Interest income decreased $0.4 million from $0.5 million for the quarter ended March 31, 2001 to $0.1 million for the quarter ended March 31, 2002. The decrease was related to higher cash balances and higher interest rates in 2001 compared to 2002. Interest expense remained flat at $0.1 million for the quarters ended March 31, 2001 and 2002. In the first quarter of 2001, we recorded a $1.2 million realized loss on the sale of an investment.

Liquidity and Capital Resources

     As of March 31, 2002, cash and cash equivalents were $32.4 million, a decrease of $1.8 million compared with cash and cash equivalents held as of December 31, 2001.

     Net cash used in operations was $8.0 and net cash provided by operations was $0.4 million for the quarters ending March 31, 2001 and 2002, respectively. Cash used in operations decreased significantly from the first quarter of 2001 as compared to the first quarter of 2002 as we generated positive cash flows from operations in the first quarter of 2002. The improvement is due to a significant decrease in our operating loss and an increase in accounts payable partially offset by lower non-cash expenses and an increase in accounts receivable.

     Net cash used by investing activities was $0.5 and $2.1 million for the quarters ending March 31, 2001 and 2002, respectively. Net cash used by investing activities in 2001 and 2002 primarily related to capital expenditures for equipment purchases. Capital expenditures increased significantly in the first quarter of 2002 from 2001 as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Overall, we expect capital expenditures to increase in 2002 over 2001 due to planned capital expenditures for equipment upgrades and additional capacity.

     Net cash used by financing activities was $0.4 million for the quarter ending March 31, 2001 and $0.1 million for the quarter ending March 31, 2002. Cash used by financing activities in 2001 was primarily due to debt service payments. Cash used by financing activities in 2002 was primarily due to debt service payments offset by cash proceeds from the exercise of common stock options.

     As of March 31, 2002, we had approximately $4.4 million in total debt obligations outstanding, of which approximately $1.6 million was current.

     In October 2001, we entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At March 31, 2002, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available to us, based on eligible accounts receivable, was $6.1 million. The loan and security agreement is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. Should we fail to comply with the loan and security agreement covenants and we are unable to cure the covenant violation or obtain a waiver of the covenant violation, we may be unable to borrow under the revolving line of credit and also may be forced to repay the outstanding balance on the term loan. The loan and security agreement also prohibits us from paying any dividends without the bank’s prior written consent. However, we have never paid any cash dividends on our common stock and intend to retain all earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We continually monitor our compliance with all loan covenants and at March 31, 2002 we were in compliance with all loan covenants.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     Although our cash balance decreased $1.8 million in the first quarter of 2002, we generated positive cash flows from operations for the second consecutive quarter. Looking ahead we expect both our debt service payments and cash basis capital expenditures to increase in 2002 over 2001. Additionally, we agreed to expend $3.8 million in cash as partial consideration for the purchase of InterAct Conferencing, LLC. A partial payment of $3.0 million was paid in the second quarter of 2002 and we expect to expend $0.8 million in the fourth quarter of 2002. We also expect proceeds from the exercise of common stock options, however, it is not possible to estimate what impact this will have during 2002.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. For the quarter ending March 31, 2002, we recorded sales to Qwest Communications International, Inc., which represented 16.6% of total revenue. The receivable due from Qwest at March 31, 2002, all of which was current, was $1.5 million or 19.0% of our total accounts receivable balance. We are currently working with Qwest to utilize its own telephone network to deliver our services. When this transition takes place we expect reduced revenue from Qwest with higher gross margins. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

     In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable from Evoke Communications Europe over the cash and equipment we expect to receive. In the fourth quarter of 2001, we received equipment valued at $1.8 million and in the first quarter of 2002 we received approximately $0.2 million in cash. In April 2002, we received an additional $0.6 million in cash and we anticipate receiving, prior to December 31, 2002, the remaining balance of approximately $0.2 million.

     As of March 31, 2002, our purchase commitments for bandwidth usage and telephony services were approximately $39.8 million and will be expended over the next four years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of March 31, 2002 are approximately $12.0 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to seven offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through March 31, 2002, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing four facilities. Future minimum sublease receivables for the four subleased facilities, as of March 31, 2002, approximate $1.8 million that we expect to receive through August 2005. However, one subtenant representing approximately $1.0 million of this receivable recently filed for protection under Chapter 11 of the United States Bankruptcy Code. At this time, we do not know whether the subtenant will accept or reject the sublease with us while in Chapter 11. If the sublease is rejected, we will have to remarket the space and possibly incur additional restructuring charges while we attempt to identify a new tenant, and it is likely that we will also expend cash during this process. In addition, on April 30, 2002, in connection with the closing on the InterAct acquisition we also assumed a facility lease obligation of approximately $0.7 million.

     Our contractual obligations and commitments to make future payments as of March 31, 2002 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt	$4,390	$1,603	$2,787	$—	$—
Operating leases	12,014	2,688	4,661	2,592	2,073
Unconditional purchase obligations	39,811	15,000	15,260	9,493	58

Total contractual obligations and commitments	$56,215	$19,291	$22,708	$12,085	$2,131

     We expect that existing cash resources and the credit facility we obtained in October 2001 will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. We expect our cash flows will continue to improve and will eventually enable us to consistently maintain positive cash flows from operations, and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 27, 2002.

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

     This document contains certain forward-looking statements that involve risks and uncertainties. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend,” “plan” and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the following pages and elsewhere in this document. We assume no obligation to update the forward-looking statements included in this document.

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

     If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $170.4 million from our inception through March 31, 2002 and we anticipate net losses through at least 2002. Our revenue may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $1.8 million and $12.9 million in the four quarters ended March 31, 2002. Our quarterly revenues ranged between $9.1 million and $13.9 million in the four quarters ended March 31, 2002. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

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

A high percentage of our revenue is attributable to repeat customers, including Qwest Communications International, Inc., none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

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

     Additionally, we target our services to large companies, including large telecommunications companies, and as a result, we may experience an increase in customer concentration. In particular, during the first quarter of 2002, Qwest Communications accounted for 16.6% of our revenue, which subjects us to a number of risks, including a credit risk that we may not be paid a material portion of outstanding current or future accounts receivables from this customer. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed.

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

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, thereby increasing the ability of the competitor to compete with our services; or

•	a competitor could acquire or partner with one of our key suppliers.

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

     If we continue to expand internationally, either alone or with a partner, we would be required to spend additional financial and managerial resources that may be significant. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

•	difficulties in establishing and maintaining distribution channels and partners for our services;

•	varying technology standards from country to country;

•	uncertain protection of intellectual property rights;

•	inconsistent regulations and unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	linguistic and cultural differences;

•	fluctuations in currency exchange rates;

•	difficulties in collecting accounts receivable and longer collection periods;

•	imposition of currency exchange controls; and

•	potentially adverse tax consequences.

     In addition, our expansion into international markets may require us to develop specific technology that will allow our current systems to work with international telephony systems. We may not develop this technology in a timely manner, in a way to prevent service disruptions or at all.

We may not achieve any benefits from the acquisition of substantially all of the assets of InterAct Conferencing, LLC.

     We may not be able to successfully integrate InterAct’s operations, customers and personnel into our business. The acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs associated with the acquisition that may harm our operating results and key InterAct personnel may decide not to work for us. In addition, as a result of the acquisition, we will have operations in multiple facilities in geographically diverse areas. We are not experienced in managing facilities and operations in geographically diverse areas. We may not sustain the financial results that InterAct has achieved in the past because of integration problems, changes that we are making to InterAct’s operations and the potential loss of customers who may decide not to continue their relationship with us after the acquisition.

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

     We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited prior experience. Further, these potential acquisitions, joint ventures and investments entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs associated with an acquisition that may harm our operating results and key personnel may decide not to work for us. These risks could harm our operating results and cause our stock price to decline.

     In addition, if we were to make any acquisitions, we could:

•	issue equity securities that would dilute our stockholders;

•	expend cash;

•	incur debt;

•	assume unknown or contingent liabilities; or

•	experience negative effects on our reported results of operations.

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

     If businesses do not switch from traditional teleconferencing and communication services, our services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new Web conferencing services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not achieve or sustain profitability and the price of our common stock would decline. Growth in revenue from our services will depend in part on an increase in the number of customers using the Web-based features in addition to our traditional conferencing features. In 2001 and thus far in 2002, only a small percentage of our customers of this service used the Web in this way.

We Disclose Pro Forma Financial Information.

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash expenses and other charges, consisting primarily of the amortization of goodwill, stock-based compensation and restructuring costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, or Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

We are subject to risks associated with governmental regulation and legal uncertainties.

     It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. These laws may relate to areas such as:

•	changes in telecommunications regulations;

•	copyright and other intellectual property rights;

•	encryption;

•	personal privacy concerns, including the use of “cookies” and individual user information;

•	e-commerce liability; and

•	email, network and information security.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2002, we had long-term debt, including current portion, in the aggregate amount of $4.4 million with interest rates ranging from 8.0% to 8.4% with payments due through October 2004. A change in interest rates would not affect our obligations related to long-term debt existing as of March 31, 2002, as the interest payments related to that debt are fixed over the term of the debt. At March 31, 2002, we had a $7.25 million revolving line of credit with a loan value of $6.1 million based on 80% of the underlying eligible accounts receivable at quarter-end. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could increase the interest expense associated with future borrowings including any advances on our revolving line of credit. We are exposed to foreign currency risks through an advance to our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at March 31, 2002, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

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

Item 2. Changes in Securities and Use of Proceeds

     After deducting expenses of our initial public offering in July 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $32.9 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

     No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(A.)	Exhibits

Exhibit No.	Description

2.3	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

(B.)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC

Date: May 15, 2002	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.3	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.