Form 10-Q
period 2002-06-30
RAINDANCE COMMUNICATIONS INC
filed 2002-08-14
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from _______________ to _______________

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

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value	—	51,175,060 as of July 31, 2002.

RAINDANCE COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

		(unaudited)
	December 31, 2001	June 30, 2002

Assets

Current assets:

Cash and cash equivalents	$34,222	$27,958

Accounts receivable, net of allowance for doubtful accounts of $775 and $900 at December 31, 2001 and June 30, 2002, respectively	5,517	8,949

Due from affiliate	993	239

Prepaid expenses and other current assets	1,786	1,563

Total current assets	42,518	38,709

Property and equipment, net	27,959	27,690

Goodwill	38,652	45,587

Other assets	1,123	1,241

Total Assets	$110,252	$113,227

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$5,428	$6,338

Current portion of long-term debt	1,893	1,671

Accrued expenses	1,265	1,060

Accrued vacation	659	868

Accrued bonuses	9	830

Current portion of restructuring reserve	662	850

Current portion of deferred revenue	1,035	1,096

Total current liabilities	10,951	12,713

Long-term debt, less current portion	3,064	2,222

Restructuring reserve, less current portion	914	773

Deferred revenue, less current portion	516	—

Other	39	30

Total Liabilities	15,484	15,738

Stockholders’ Equity:

Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—

Common stock, par value $.0015; 130,000,000 shares authorized; 48,130,324 and 51,124,998 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	72	77

Additional paid-in capital	267,064	275,356

Deferred stock-based compensation	(3,823)	(5,629)

Accumulated deficit	(168,545)	(172,315)

Total Stockholders’ Equity	94,768	97,489

Commitments and contingencies

Total Liabilities and Stockholders’ Equity	$110,252	$113,227

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue	$9,110	$15,388	$18,127	$29,265

Cost of revenue:

(exclusive of stock-based compensation expense of $54, $49, $115 and $98, respectively, shown below)	5,642	7,302	11,770	14,231

Gross profit	3,468	8,086	6,357	15,034

Operating expenses:

Sales and marketing (exclusive of stock-based compensation expense of $122, $74, $290 and $151, respectively, shown below)	4,487	4,808	11,176	9,010

Research and development (exclusive of stock-based compensation expense of $165, $156, $307 and $314, respectively, shown below)	1,211	2,129	2,720	4,112

General and administrative, (exclusive of stock-based compensation expense of $696, $508, $721 and $873, respectively, shown below)	1,771	1,897	4,049	3,707

Amortization of goodwill	6,626	—	13,252	—

Stock-based compensation expense	1,037	787	1,433	1,436

Asset impairment charges	2,794	—	2,794	—

Restructuring charges (reversals) and contract termination expenses	(1,326)	412	1,255	584

Total operating expenses	16,600	10,033	36,679	18,849

Loss from operations	(13,132)	(1,947)	(30,322)	(3,815)

Other income (expense)	200	26	(591)	45

Net loss	$(12,932)	$(1,921)	$(30,913)	$(3,770)

Net loss per share-basic and diluted	$(0.27)	$(0.04)	$(0.66)	$(0.08)

Weighted average number of common shares outstanding-basic and diluted	47,087	50,304	47,025	49,369

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	Six months ended
	June 30,

	2001	2002

Cash flows from operating activities:

Net loss	$(30,913)	$(3,770)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	17,993	5,132

Loss on disposition of short-term investment	1,195	—

Restructuring charges, contract termination expenses and asset impairment charges	4,150	584

Stock-based compensation	1,433	1,436

Other	166	28

Changes in operating assets and liabilities:

Accounts receivable	(1,061)	(2,777)

Prepaid expenses and other current assets	1,201	323

Other assets	410	554

Accounts payable and accrued expenses	(4,883)	60

Deferred revenue	(596)	(382)

Net cash provided (used) by operating activities	(10,905)	1,188

Cash flows from investing activities:

Purchase of property and equipment	(1,502)	(4,414)

Proceeds from disposition of equipment	61	3

Cash paid for acquisition of InterAct, net of cash received	—	(2,772)

Net cash used by investing activities	(1,441)	(7,183)

Cash flows from financing activities:

Proceeds from issuance of common stock	1	796

Payments on debt	(735)	(1,065)

Other	13	—

Net cash used by financing activities	(721)	(269)

Decrease in cash and cash equivalents	(13,067)	(6,264)

Cash and cash equivalents at beginning of period	43,311	34,222

Cash and cash equivalents at end of period	$30,244	$27,958

Supplemental cash flow information — interest paid in cash	$106	$315

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable incurred for purchases of property and equipment	$48	$386

Exchange of investment for forgiveness of debt	$157	$—

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

         The accompanying condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2001 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 27, 2002. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

         Certain prior period balances have been reclassified to conform with the current period presentation.

(b)	Cash and Cash Equivalents

         Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at June 30, 2002 consist of money market accounts at three financial institutions.

(c)	Restricted Cash

         Included in other assets is $0.5 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

         The Company first recorded goodwill and its related amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. The Company consists of one reporting unit. The Company’s initial assessment of goodwill indicates that the fair value of the reporting unit exceeds the goodwill carrying value; and therefore, at this time, goodwill is not deemed to be impaired. There can be no assurances that the Company’s goodwill will not be impaired in the future. The reconciliation of reported net loss and reported net loss per share and adjusted net loss and adjusted net loss per share, which represents the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2002	2001	2002

Net loss	$(12,932)	$(1,921)	$(30,913)	$(3,770)

Add back: goodwill amortization	6,626	—	13,252	—

Adjusted net loss	$(6,306)	$(1,921)	$(17,661)	$(3,770)

Net loss per share – basic and diluted	$(0.27)	$(0.04)	$(0.66)	$(0.08)

Add back: goodwill amortization	0.14	—	0.28	—

Adjusted net loss per share – basic and diluted	$(0.13)	$(0.04)	$(0.38)	$(0.08)

(f)	Revenue Recognition

         Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

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

(g)	Net Loss Per Share

         Net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method. Basic and diluted EPS are the same for the three and six months ended June 30, 2001 and 2002 as all potential common stock instruments are antidilutive.

         The following table sets forth the calculation of net loss per share for the three and six months ended June 30, 2001 and 2002 (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2002	2001	2002

Net loss	$(12,932)	$(1,921)	$(30,913)	$(3,770)

Common shares outstanding:

Historical common shares outstanding at beginning of period	47,075	48,694	46,835	48,130

Weighted average common shares issued during period	12	1,610	190	1,239

Weighted average common shares at end of period — basic and diluted	47,087	50,304	47,025	49,369

Net loss per share — basic and diluted	$(0.27)	$(0.04)	$(0.66)	$(0.08)

         The following potential common shares have been excluded from the computation of diluted net loss per share as of June 30, 2001 and 2002 because their effect would have been antidilutive:

	As of June 30,

	2001	2002

Shares issuable under stock options	8,104,438	8,838,342

Shares issuable pursuant to warrants	652,790	652,790

         The weighted-average exercise price of stock options outstanding as of June 30, 2001 and 2002 was $3.46 and $3.48, respectively. The weighted-average exercise price of warrants outstanding as of June 30, 2001 and 2002 was $ 7.35.

(2)	JOINT VENTURES AND ACQUISITIONS

         In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands corporation (Evoke Communications Europe). Pursuant to this agreement, the Company loaned Evoke Communications Europe approximately $4.6 million which was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment we expected to receive from the liquidation. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million. The equipment was transferred to the Company at net book value. The Company received cash of $0.2 and $0.6 million in the first and second quarters of 2002, respectively. The remaining receivable of approximately $0.2 million is reflected in the balance sheet in current assets as due from affiliate.

         On April 17, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, the Company completed the acquisition. As a result of the acquisition, the Company expanded its sales force. In addition, the acquisition positively impacted revenue and reduced net loss for the quarter. In connection with the acquisition, the Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. The Company also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in the Company’s consolidated financial statements.

         The aggregate purchase consideration paid to InterAct was $7.9 million, which is comprised of $3.8 million in cash, 1,200,982 shares of the Company’s common stock valued at $4.0 million and $0.1 million of acquisition related expenses. $750,000 of the cash consideration is being held in escrow by the Company for six months from the acquisition date and is reflected in accounts payable at June 30, 2002. In addition, 997,599 shares of the Company’s common stock were deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of InterAct subsequent to April 30, 2002 have been included in the Company’s statements of operations for the three and six months ended June 30, 2002. The purchase consideration allocation is as follows:

(In Millions)
Tangible net assets	$1.0

Goodwill	6.9

Total purchase consideration allocation	$7.9

         The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations as if the acquisition took place on January 1, 2001 (in thousands, except per share data).

	Six Months Ended June 30,

	2001	2002

Revenue	$19,304	$30,774

Net loss	(30,711)	(3,600)

Basic and diluted net loss per share	(0.65)	(0.07)

         The pro forma results for the six months ended June 30, 2001 and June 30, 2002 combine the Company’s results for the six months ended June 30, 2001 and June 30, 2002, respectively, with the results of InterAct for the period from January 1, 2001 through June 30, 2001 and January 1, 2002 through April 30, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3)	RESTRUCTURING

         The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. The Company recorded charges totaling $9.5 million in 2000 and $1.7 million in 2001. In the first and second quarters of 2002, the Company recorded charges of $0.2 and $0.4 million, respectively, associated with offices that remain vacant while the Company continues its efforts to sublease these facilities.

         Restructuring reserves and activity for the first six months of 2002 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2001	Adjustments	Payments	June 30, 2002

Closure of remote sales facilities	$1,576	$584	$537	$1,623

         At June 30, 2002, the Company’s restructuring reserves totaled $1.6 million, of which $0.9 is current and solely relates to lease costs, which will be relieved as payments are made. The Company adjusts its restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through June 30, 2002, the Company has been successful in subleasing five facilities and terminating four facility lease commitments.

         Future minimum sublease receivables for the five subleased facilities, as of June 30, 2002, approximate $1.9 million that will be received through August 2005. As of June 30, 2002, the facility reserve was comprised of commitments associated with five offices. The minimum lease payments for the five offices total approximately $76,000 per month and total future minimum lease payments approximate $2.0 million at June 30, 2002. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the five remaining offices in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on these facilities.

(4)	COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

         The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers or directors of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 3, the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to five offices. Through June 30, 2002, we have been successful in terminating four facility leases and subleasing five facilities. Total future minimum lease payments, not including any reductions for subleases and other potential reductions, under all operating leases, approximate $12.3 million at June 30, 2002. Future minimum sublease receivables for the five subleased facilities, as of June 30, 2002, approximate $1.9 million to be received by the Company through August 2005.

(b)	Purchase Commitments

         The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of June 30, 2002 is approximately $35.9 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c)	Employment Contracts

         The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of June 30, 2002, the Company’s liability would be approximately $337,500 if the officer was terminated under certain conditions set forth in the agreement.

(d)	Litigation

         From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Currently, we are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or liquidity.

(5)	CUSTOMER CONCENTRATION

         In the three and six months ended June 30, 2002, the Company recorded sales to Qwest Communications International, Inc. (Qwest), of 12.9% and 14.6%, respectively, of total revenue. The receivable due from Qwest at June 30, 2002, all of which was current, was $1.3 million or 12.9% of the Company’s total accounts receivable balance.

(6)	OFFICER LOANS

         The Company has an unsecured note receivable dated September 7, 2000 due from its Chief Technology Officer in the face amount of $50,000. The note is due September 7, 2005 and bears interest at 6.22%. The balance of the obligation, including accrued interest, at June 30, 2002 was $55,436. This amount is included in the balance sheet in other assets.

         The Company has an unsecured note receivable dated January 24, 2001 due from its President and Chief Executive Officer in the face amount of $100,000. The note is due January 24, 2003 and bears interest at 8.00%. The balance of the obligation, including accrued interest, at June 30, 2002 was $111,419. This amount is included in the balance sheet in prepaid expenses and other current assets.

(7)	RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143 (SFAS 143), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements.

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

         We have incurred losses since commencing operations and, as of June 30, 2002, we had an accumulated deficit of $172.3 million. Our net loss was $12.9 million and $1.9 million for the three months ended June 30, 2001 and 2002, respectively, and $30.9 million and $3.8 million for the six months ended June 30, 2001 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis. We intend to continue to develop our proprietary systems and services, expand our infrastructure, and increase our sales efforts. We expect to continue to incur losses at least through 2002, particularly due to significant non-cash charges for amortization of deferred stock-based compensation and depreciation expense. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

         On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. As a result of the acquisition we have expanded our sales force. The acquisition also has positively impacted revenue and reduced our net loss for the quarter. In connection with the acquisition, we also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.9 million, including $3.8 million in cash, 1,200,982 shares of our common stock valued at $4.0 million and $0.1 million in acquisition related expenses. In addition, 997,599 shares of the Company’s common stock were deemed to represent contingent purchase consideration and accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

         Prior to our restructuring in January 2001, we derived revenue from services other than our Web conferencing services. Revenue attributable to our Web conferencing services represented 99% and 95% of our total revenue for the three and six months ended June 30, 2001, respectively. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers. Revenue attributable to our Web conferencing services represented 100% of our total revenue for the three and six months ended June 30, 2002. The following describes how we recognize revenue for the services we have offered in 2001 and 2002.

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the Web. Similarly, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service, formerly called Collaboration, is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

•	Webcasting Revenue (former service). Prices and specific service terms were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

•	Talking Email Revenue (former service). Prices and specific service terms were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

         Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure, however, we do not expect a need for large-scale capital expenditures in 2002. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make in 2002, will accommodate our revenue projections through 2002. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If WorldCom were to terminate or interrupt services, we would experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, and would experience an increase in our variable telephony cost.

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

         We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $119,000 and $117,000 of internally developed software in the first and second quarters of 2002, respectively. We expect to continue to make investments in research and development and anticipate that these expenditures will increase in terms of absolute dollars over the remainder of the year, however, we expect them to decrease as a percentage of revenue over time.

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

         Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain strong business and technical personnel. During the three and six months ended June 30, 2002 we recorded $3.5 million and $3.6 million of deferred stock-based compensation, respectively, and we expensed $0.8 million and $1.4 million related to stock-based compensation, respectively. $3.4 million of the deferred stock-based compensation we recorded in the second quarter of 2002 relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which is being held in escrow and is scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002. The stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the President and Chief Executive Officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Additionally, we also reversed $0.3 million and $0.4 million of deferred stock-based compensation related to the cancellation of unvested stock options for the three and six months ended June 30, 2002. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which range from one to four years. We expect to incur stock-based compensation expense of approximately $1.5 million over the remainder of 2002, $2.5 million in 2003, $1.2 million in 2004 and $0.4 million in 2005 for common stock issued or stock options awarded to our employees or members of our board of directors through June 30, 2002, under our stock compensation plans and the common stock held in escrow as a result of the InterAct acquisition.

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

         The calculation of loss before amortization and other charges is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net loss	$(12,932)	$(1,921)	$(30,913)	$(3,770)

Add: Amortization of goodwill	6,626	—	13,252	—

Add: Stock-based compensation expense	1,037	787	1,433	1,436

Add: Loss on sale of common stock	—	—	1,195	—

Add: Asset impairment charges	2,794	—	2,794	—

(Less) Add: Restructuring charges (reversals) and contract termination expenses	(1,326)	412	1,255	584

Loss before amortization and charges	$(3,801)	$(722)	$(10,984)	$(1,750)

         Beginning January 1, 2002, we have a significant reduction or improvement in our net loss because of the issuance of a new accounting standard that eliminates goodwill amortization. As indicated in the LBAC calculation above, we expensed $6.6 million in goodwill amortization in each of the quarters of 2001. As a result of this new accounting standard, which became effective January 1, 2002, we are no longer expensing goodwill amortization and, correspondingly, our net loss has decreased relative to prior periods in which we did expense significant amounts of goodwill amortization. The trends depicted by the LBAC calculation indicate that we have been successful in significantly reducing both our net loss as well as LBAC, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three months and six months ended June 30, 2001 as compared with the three and six months ended June 30, 2002, our net loss decreased by $11.0 million and by $27.1 million, respectively. For the three months and six months ended June 30, 2001 as compared with the three and six months ended June 30, 2002, our LBAC decreased by $3.1 million and by $9.2 million, respectively.

         The funds depicted by LBAC are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used by operations was $2.9 million and $10.9 million for the three and six months ended June 30, 2001, respectively, and net cash provided by operations was $0.8 million and $1.2 million for the three and six months ended June 30, 2002, respectively; net cash used by investing activities was $0.9 million and $1.4 million for the three and six months ended June 30, 2001, respectively, and $5.1 million and $7.2 million for the three and six months ended June 30, 2002, respectively; net cash used by financing activities was $0.4 million and $0.7 million for the three and six months ended June 30, 2001, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2002, respectively. LBAC should be considered in addition to, not as a substitute for, net loss and other measures of financial performance reported in accordance with generally accepted accounting principles. LBAC is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, LBAC as used by us may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

         Revenue. Total revenue increased by $6.3 million from $9.1 million for the quarter ended June 30, 2001 to $15.4 million for the quarter ended June 30, 2002. Total revenue increased by $11.2 million from $18.1 million for the six months ended June 30, 2001 to $29.3 million for the six months ended June 30, 2002. The increase was primarily due to increased customer account penetration and the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002. Additionally, we amended a contract with one of our customers to reflect increased utilization of our services by this customer. The effect of this amendment will terminate an existing agreement early on September 30, 2002. As such, we recorded $0.8 million in revenue from this customer in the second quarter of 2002 and expect to record a similar amount in the third quarter of 2002. Any future revenue derived from this customer is expected to be based on usage of our services. Since the restructuring announced in January 2001, we have focused on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers.

         Cost of Revenue. Cost of revenue increased $1.7 million from $5.6 million for the three months ended June 30, 2001 to $7.3 million for the three months ended June 30, 2002. Cost of revenue increased $2.4 million from $11.8 million for the six months ended June 30, 2001 to $14.2 million for the six months ended June 30, 2002. Depreciation expense decreased $0.4 million for the quarter ended June 30, 2002 over the quarter ended June 30, 2001 primarily due to the write-down of particular assets to their fair value in the second quarter of 2001. We are not recording any depreciation expense on assets no longer in use and held for disposal. Telecommunication costs increased $2.1 million for the quarter ended June 30, 2002 over the quarter ended June 30, 2001. This increase resulted from additional telephony charges consistent with increased use of our Web and Phone Conferencing service. Depreciation expense decreased $1.1 million for the six months ended June 30, 2002 over the six months ended June 30, 2001 primarily due to the write-down of particular assets to their fair value in the second quarter of 2001. Telecommunication costs increased $4.1 million for the six months ended June 30, 2002 over the six months ended June 30, 2001, consistent with increased use of our Web and Phone Conferencing service. Maintenance and repairs expense decreased $0.6 million for the six months ended June 30, 2002 over the six months ended June 30, 2001. This decrease resulted primarily from the reduction of maintenance costs associated with the equipment we took out of service in the second quarter of 2001.

         Sales and Marketing. Sales and marketing expense increased $0.3 million from $4.5 million for the three months ended June 30, 2001 to $4.8 million for the three months ended June 30, 2002. Sales and marketing expense decreased $2.2 million from $11.2 million for the six months ended June 30, 2001 to $9.0 million for the six months ended June 30, 2002.

Expenses related to advertising and promotion decreased $0.2 million for the three months ended June 30, 2002 over the same period in 2001. In the second quarter of 2001 we incurred $0.3 million in expenses related to our name change. Personnel and payroll related expenses increased $0.6 million from the three months ended June 30, 2001 as compared to the three months ended June 30, 2002 due to increased headcount associated with the Company’s acquisition of InterAct in April 2002. Allocated depreciation expense increased $0.4 million from the three months ended June 30, 2001 to the three months ended June 30, 2002 also on account of increased sales and marketing headcount. Expenses related to advertising and promotion decreased $1.7 million for the six months ended June 30, 2002 from the six months ended June 30, 2001. For the six months ended June 30, 2001 we incurred $0.6 million in expenses related to our name change. Expenses related to outside services decreased $0.6 million for the six months ended June 30, 2002 from the six months ended June 30, 2001. Offsetting these decreases, allocated depreciation expense increased $0.7 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 on account of increased headcount.

         Research and Development. Research and development expense increased $0.9 million from $1.2 million for the three months ended June 30, 2001 to $2.1 million for the three months ended June 30, 2002. Research and development expense increased $1.4 million from $2.7 million for the six months ended June 30, 2001 to $4.1 million for the six months ended June 30, 2002. Personnel and payroll related expenses increased $0.5 million for the three months ended June 30, 2002 from the three months ended June 30, 2001 as a result of an increase in headcount and salaries. The remainder of the increase for the three months ended June 30, 2002 over the three months ended June 30, 2001 is explained by a $0.3 million increase in allocated depreciation and a $0.1 million increase in maintenance and repairs. Personnel and payroll related expenses increased $0.6 million for the six months ended June 30, 2002 over the six months ended June 30, 2001. The remainder of the increase for the six months ended June 30, 2002 over the six months ended June 30, 2001 is related to allocated depreciation and maintenance and repair expenses.

         General and Administrative. General and administrative expense increased $0.1 million from $1.8 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002. General and administrative expense decreased $0.3 million from $4.0 million for the six months ended June 30, 2001 to $3.7 million for the six months ended June 30, 2002. Bonuses and depreciation expense increased slightly and were offset by a reduction in outside services for the three months ended June 30, 2002 over the three months ended June 30, 2001. Expenses related to outside services decreased $0.3 million for the six months ended June 30, 2002 over the six months ended June 30, 2001. In the first quarter of 2001, we incurred $0.2 million in royalty expenses pertaining to a contract that was terminated during the quarter. Offsetting this decrease, allocated depreciation increased $0.2 million for the six months ended June 30, 2002 over the same period in 2001.

         Amortization of Goodwill. Amortization of goodwill was $6.6 million and $13.3 million for the three and six months ended June 30, 2001, respectively, as result of our acquisition of Contigo in June 2000. In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” became effective and as a result, we will not amortize approximately $38.7 million in net goodwill over the next two years. In addition, we recorded $6.9 million in goodwill as a result of the InterAct acquisition. At June 30, 2002, we had approximately $45.6 million in goodwill which we will test for impairment on an annual basis.

         Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.2 million from $1.0 million for the three months ended June 30, 2001 to $0.8 million for the three months ended June 30, 2002. Stock-based compensation expense remained consistent for the six months ended June 30, 2001 and June 30, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from one to four years. $3.4 million of the deferred stock-based compensation we recorded in the second quarter of 2002 relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002.

         Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core Web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. We recorded charges totaling $9.5 million in 2000 and $1.7 million in 2001. In the first and second quarters of 2002, we recorded a charge of $0.2 million and $0.4 million, respectively, associated with offices that remain vacant while we continue our efforts to sublease these facilities. At June 30, 2002, the restructuring reserves totaled $1.6 million, of which $0.9 is current and solely relates to lease costs, which will be relieved as payments are made. We adjust our restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through June 30, 2002, we have been successful in subleasing five facilities and terminating four facility lease commitments. As of June 30, 2002, the facility reserve was comprised of commitments associated with five offices. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the five remaining offices in a timely fashion will cause us to make unfavorable adjustments to the restructuring reserve in subsequent quarters.

         Other Income (Expense). Interest income decreased $0.3 million from $0.4 million for the three months ended June 30, 2001 to $0.1 million for the three months ended June 30, 2002. Interest income decreased $0.6 million from $0.9 million for the six months ended June 30, 2001 to $0.3 million for the six months ended June 30, 2002. The decrease was related to higher cash balances and higher interest rates in 2001 compared to 2002. Interest expense remained flat at $0.1 million and $0.2 for the three and six months ended June 30, 2001 and 2002. In the first quarter of 2001, we recorded a $1.2 million realized loss on the sale of an investment.

Liquidity and Capital Resources

         As of June 30, 2002, cash and cash equivalents were $28.0 million, a decrease of $6.3 million compared with cash and cash equivalents held as of December 31, 2001.

         Net cash used in operations was $10.9 million and net cash provided by operations was $1.2 million for the six months ended June 30, 2001 and 2002, respectively. Cash used in operations decreased significantly from the first six months of 2001 as compared to the first six months of 2002 as we generated positive cash flows from operations in the first six months of 2002. The improvement is due to a significant decrease in our operating loss, an increase in accounts payable, a decrease in prepaid expenses and other assets partially offset by lower non-cash expenses, an increase in accounts receivable and a decrease in deferred revenue.

         Net cash used by investing activities was $1.4 and $7.2 million for the six months ended June 30, 2001 and 2002, respectively. Net cash used by investing activities in 2001 and 2002 primarily related to capital expenditures for equipment purchases. Capital expenditures increased significantly in the first six months of 2002 from 2001 as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Overall, we expect capital expenditures to increase in 2002 over 2001 due to planned capital expenditures for equipment upgrades and additional capacity. Additionally, we paid, net of cash received, $2.8 million to InterAct in connection with the acquisition of substantially all of their assets on April 30, 2002.

         Net cash used by financing activities was $0.7 million for the six months ended June 30, 2001 and $0.3 million for the six months ended June 30, 2002. Cash used by financing activities in 2001 was primarily due to debt service payments. Cash used by financing activities in 2002 was primarily due to debt service payments offset by cash proceeds from the exercise of common stock options.

         As of June 30, 2002, we had approximately $3.9 million in total debt obligations outstanding, of which approximately $1.7 million was current.

         In October 2001, we entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit are limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2002, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available to us, based on eligible accounts receivable, was $6.8 million. The loan and security agreement is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. Should we fail to comply with the loan and security agreement covenants and we are unable to cure the covenant violation or obtain a waiver of the covenant violation, we may be unable to borrow under the revolving line of credit and also may be forced to repay the outstanding balance on the term loan. The loan and security agreement also prohibits us from paying any dividends without the bank’s prior written consent. However, we have never paid any cash dividends on our common stock and intend to retain all earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We continually monitor our compliance with all loan covenants and at June 30, 2002 we were in compliance with all loan covenants.

         We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

         Although our cash balance decreased $6.3 million in the first six months of 2002, we generated positive cash flows from operations for the third consecutive quarter. Looking ahead we expect both our debt service payments and cash basis capital expenditures to increase in 2002 over 2001. Additionally, we paid $2.8 million to InterAct in connection with the acquisition of substantially all of their assets. We expect to expend $0.8 million in the fourth quarter of 2002 when the escrowed funds in connection with the InterAct transaction are released. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have during 2002.

         We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. In the first and second quarters of 2002, we recorded sales to Qwest Communications International, Inc. of 16.6% and 12.9%, respectively, of total revenue. The receivable due from Qwest at June 30, 2002, all of which was current, was $1.3 million or 12.9% of our total accounts receivable balance. We are currently working with Qwest to utilize its own telephone network to deliver our services. When this transition takes place we expect reduced revenue from Qwest with higher gross margins. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

         In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable from Evoke Communications Europe over the cash and equipment we expect to receive. In the fourth quarter of 2001, we received equipment valued at $1.8 million. In the six months ended June 30, 2002 we received approximately $0.8 million in cash. We anticipate receiving, prior to December 31, 2002, the remaining balance of approximately $0.2 million.

         As of June 30, 2002, our purchase commitments for bandwidth usage and telephony services were approximately $35.9 million and will be expended over the next four years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

         We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of June 30, 2002 are approximately $12.3 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to five offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through June 30, 2002, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing five facilities. Future minimum sublease receivables for the five subleased facilities, as of June 30, 2002, approximate $1.9 million that we expect to receive through August 2005.

         Our contractual obligations and commitments to make future payments as of June 30, 2002 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1	2-3 years	4-5 years	Over 5 years
		year

Long-term debt	$3,893	$1,671	$2,222	$—	$—

Operating leases	12,289	2,822	4,940	2,627	1,900

Unconditional purchase obligations	35,896	15,819	19,525	493	59

Total contractual obligations and commitments	$52,078	$20,312	$26,687	$3,120	$1,959

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

         If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $172.3 million from our inception through June 30, 2002 and we anticipate net losses through at least 2002. Our revenue may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

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

         As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $1.8 million and $12.3 million in the four quarters ended June 30, 2002. Our quarterly revenues ranged between $10.1 million and $15.4 million in the four quarters ended June 30, 2002. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

         Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the summer, Thanksgiving, December and New Year holidays. We expect that our revenue during the summer vacation period and during these holiday seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

We depend on single source suppliers for key components of our infrastructure and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

         We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. We also have a limited number of sources for our telephony services. One of these suppliers is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier were to terminate or interrupt services, we would experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative sources into our technology platform. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.

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

         Additionally, we target our services to large companies, including large telecommunications companies, and as a result, we may experience an increase in customer concentration. In particular, during the second quarter of 2002, we recorded sales to Qwest Communications International, Inc., which represented 12.9% of total revenue, which subjects us to a number of risks, including a credit risk that we may not be paid a material portion of outstanding current or future accounts receivables from this customer. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

         Our growth depends on our ability to develop leading-edge Web conferencing services and features. For example, in the second quarter of 2002, we commercially released our Web Conferencing Pro 5.3 service, an upgrade to the prior 5.1 version of our Web Conferencing Pro service. We may not successfully identify, develop and market Web Conferencing Pro and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our net losses will increase and we may not be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

         Because the Web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to achieve or sustain profitability.

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

Our joint venture with @viso limited was not successful and any additional international expansion may not be successful, which could harm our ability to attract multi-national customers and cause our operating losses to increase.

         We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture European subsidiary with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture subsidiary is in the process of being liquidated and will be dissolved. This decision may harm our strategy to expand internationally and attract multi-national customers. Further, we may not realize any value from the costs associated with starting up this venture. In addition, we may be required to expend significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not achieve or sustain profitability, thereby causing our stock price to decline.

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

         We may not be able to successfully integrate InterAct’s operations, customers and personnel into our business. The acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs or liabilities associated with the acquisition that may harm our operating results and key InterAct personnel may decide not to work for us. In addition, as a result of the acquisition, we will have operations in multiple facilities in geographically diverse areas. In particular, we have extended our sales force substantially with the acquisition and have transitioned the management of the sales force to the former Chief Executive Officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas. We may not sustain the financial results that InterAct has achieved in the past because of integration problems, changes that we are making to InterAct’s operations and the potential loss of customers who may decide not to continue their relationship with us after the acquisition. We could adversely affect the impact of the sales force if we are unsuccessful in the transition of its management.

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

         We may be subject to claims alleging that we have infringed upon third party intellectual property rights. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

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

We Disclose Pro Forma Financial Information.

         We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash expenses and other charges, consisting primarily of the amortization of intangible assets, stock-based compensation and restructuring costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, and Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         At June 30, 2002, we had long-term debt, including current portion, in the aggregate amount of $3.9 million at an interest rate of 8% with payments due through October 2004. A change in interest rates would not affect our obligations related to long-term debt existing as of June 30, 2002, as the interest payments related to that debt are fixed over the term of the debt. At June 30, 2002, we had a $7.25 million revolving line of credit with a loan value of $6.8 million based on 80% of the underlying eligible accounts receivable at quarter-end. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could increase the interest expense associated with future borrowings including any advances on our revolving line of credit. We are exposed to foreign currency risks through an advance to our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at June 30, 2002, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

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

Item 2. Changes in Securities and Use of Proceeds

         On April 30, 2002, we issued an aggregate of 2,198,581 shares of our common stock to InterAct Conferencing, LLC (InterAct) in connection with our acquisition of substantially all of the assets of InterAct. We relied upon Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act, as an exemption from the registration requirements of the Securities Act for this issuance. In connection with the issuance, InterAct and its members had access to information about our business and common stock.

         After deducting expenses of our initial public offering in July 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $38.2 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments.

         No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders of the Company was held on June 6, 2002. The stockholders elected three Class II directors to serve for three-year terms. The stockholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld

Bradley A. Feld	43,945,554	171,129

Steven C. Halstedt	43,933,170	183,513

Patrick J. Lombardi	43,942,653	174,030

         The stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended 2002 by the following vote:

For	Against	Abstain	Broker Non-Votes

43,483,392	596,256	37,035	0

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (A.) Exhibits

Exhibit No.	Description

10.16.1	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

99.1	Chief Executive Officer and Chief Financial Officer Certificate pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

         (B.) Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: August 14, 2002	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.16.1	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

99.1	Chief Executive Officer and Chief Financial Officer Certificate pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.