Form 10-Q
period 2002-09-30
RAINDANCE COMMUNICATIONS INC
filed 2002-11-14
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from _________to ________

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value	—	51,746,793 as of October 31, 2002.

RAINDANCE COMMUNICATIONS, INC.

     Our website address is www.raindance.com. Our registration statement on Form S-1, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.raindance.com, go to About Us/Investors/SEC Filings and Financials.

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

		(unaudited)
	December 31, 2001	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$34,222	$30,712
Accounts receivable, net of allowance for doubtful accounts of $775 and $925 at December 31, 2001 and September 30, 2002, respectively	5,517	9,379
Due from affiliate	993	102
Prepaid expenses and other current assets	1,786	1,623

Total current assets	42,518	41,816
Property and equipment, net	27,959	26,106
Goodwill	38,652	45,587
Other assets	1,123	1,244

Total Assets	$110,252	$114,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,428	$6,369
Current portion of long-term debt	1,893	1,667
Accrued expenses	1,265	781
Accrued vacation	659	846
Accrued bonuses	9	1,234
Current portion of restructuring reserve	662	663
Current portion of deferred revenue	1,035	1,922

Total current liabilities	10,951	13,482

Long-term debt, less current portion	3,064	1,806
Restructuring reserve, less current portion	914	656
Deferred revenue, less current portion	516	—
Other	39	30

Total Liabilities	15,484	15,974

Stockholders’ Equity:
Undesignated preferred stock, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.0015; 130,000,000 shares authorized; 48,130,324 and 51,728,819 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	72	78
Additional paid-in capital	267,064	275,970
Deferred stock-based compensation	(3,823)	(4,816)
Accumulated deficit	(168,545)	(172,453)

Total Stockholders’ Equity	94,768	98,779

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$110,252	$114,753

See accompanying notes to condensed consolidated financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenue	$10,050	$15,700	$28,177	$44,965
Cost of revenue:
(exclusive of stock-based compensation expense of $52, $49, $167 and $148, respectively, shown below)	5,089	6,618	16,859	20,848

Gross profit	4,961	9,082	11,318	24,117

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $124, $71, $414 and $221, respectively, shown below)	4,799	4,774	15,974	13,784
Research and development (exclusive of stock-based compensation expense of $158, $154, $465 and $468, respectively, shown below)	1,433	1,854	4,153	5,966
General and administrative (exclusive of stock-based compensation expense of $299, $567, $1,019 and $1,440, respectively, shown below)	1,769	1,774	5,819	5,483
Amortization of goodwill	6,626	—	19,879	—
Stock-based compensation expense	633	841	2,065	2,277
Asset impairment charges	1,736	—	4,530	—
Restructuring charges and contract termination expenses	316	—	1,570	584

Total operating expenses	17,312	9,243	53,990	28,094

Loss from operations	(12,351)	(161)	(42,672)	(3,977)

Other income (expense), net	82	23	(509)	69

Net loss	$(12,269)	$(138)	$(43,181)	$(3,908)

Net loss per share-basic and diluted	$(0.26)	$(0.00)	$(0.92)	$(0.08)

Weighted average number of common shares outstanding-basic and diluted	47,201	51,432	47,084	50,064

See accompanying notes to condensed consolidated financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	Nine months ended
	September 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(43,181)	$(3,908)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	26,785	7,683
Loss on disposition of short-term investment	1,195	—
Restructuring charges, contract termination expenses and asset impairment charges	6,318	584
Stock-based compensation	2,065	2,277
Other	260	65
Changes in operating assets and liabilities:
Accounts receivable	(1,406)	(3,207)
Prepaid expenses and other current assets	1,343	280
Other assets	250	645
Accounts payable and accrued expenses	(4,843)	34
Deferred revenue	(150)	444

Net cash provided (used) by operating activities	(11,364)	4,897

Cash flows from investing activities:
Purchase of property and equipment	(2,093)	(5,536)
Proceeds from disposition of equipment	133	3
Cash paid for acquisition of InterAct, net of cash received	—	(2,772)

Net cash used by investing activities	(1,960)	(8,305)

Cash flows from financing activities:
Proceeds from issuance of common stock	265	1,383
Payments on debt	(1,117)	(1,485)

Net cash used by financing activities	(852)	(102)

Decrease in cash and cash equivalents	(14,176)	(3,510)
Cash and cash equivalents at beginning of period	43,311	34,222

Cash and cash equivalents at end of period	$29,135	$30,712

Supplemental cash flow information — interest paid in cash	$167	$534

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$1,117	$242

Exchange of investment for forgiveness of debt	$157	$—

See accompanying notes to condensed consolidated financial statements.

5.

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

     The accompanying condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2001 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 27, 2002. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

     Certain prior period balances have been reclassified to conform with the current period presentation.

(b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at September 30, 2002 consist of money market accounts at four financial institutions.

(c) Restricted Cash

     Included in other assets is $0.6 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at a commercial bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

6.

(e) Goodwill

     The Company first recorded goodwill and its related amortization in June of 2000 in connection with its acquisition of Contigo Software, Inc. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. In addition, the Company recorded $6.9 million in goodwill in April 2002 when it acquired InterAct Conferencing LLC. The Company consists of one reporting unit. The Company’s initial assessment of goodwill performed as of March 31, 2002 indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. There can be no assurances that the Company’s goodwill will not be impaired in the future. The reconciliation of reported net loss and reported net loss per share and adjusted net loss and adjusted net loss per share, which represents the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(12,269)	$(138)	$(43,181)	$(3,908)
Add back: goodwill amortization	6,626	—	19,879	–

Adjusted net loss	$(5,643)	$(138)	$(23,302)	$(3,908)

Net loss per share – basic and diluted	$(0.26)	$(0.00)	$(0.92)	$(0.08)
Add back: goodwill amortization	0.14	—	0.42	–

Adjusted net loss per share – basic and diluted	$(0.12)	$(0.00)	$(0.50)	$(0.08)

(f) Revenue Recognition

     Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the Web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing service as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

     Revenue for our Web Conferencing Pro, formerly called Collaboration, service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

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

7.

(g) Net Loss Per Share

     Net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method. Basic and diluted EPS are the same for the three and nine months ended September 30, 2001 and 2002, as all potential common stock instruments are antidilutive.

     The following table sets forth the calculation of net loss per share for the three and nine months ended September 30, 2001 and 2002 (in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(12,269)	$(138)	$(43,181)	$(3,908)

Common shares outstanding:
Historical common shares outstanding at beginning of period	47,094	51,125	46,835	48,130
Weighted average common shares issued during period	107	307	249	1,934

Weighted average common shares at end of period — basic and diluted	47,201	51,432	47,084	50,064

Net loss per share – basic and diluted	$(0.26)	$(0.00)	$(0.92)	$(0.08)

     The following potential common shares have been excluded from the computation of diluted net loss per share as of September 30, 2001 and 2002 because their effect would have been antidilutive:

	As of September 30,

	2001	2002

Shares issuable under stock options	8,687,945	8,611,145
Shares issuable pursuant to warrants	652,790	652,790

     The weighted-average exercise price of stock options outstanding as of September 30, 2001 and 2002 was $3.18 and $3.43, respectively. The weighted-average exercise price of warrants outstanding as of September 30, 2001 and 2002 was $7.35.

(2) JOINT VENTURES AND ACQUISITIONS

     In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands’ corporation (Evoke Communications Europe). Pursuant to this agreement, the Company loaned Evoke Communications Europe approximately $4.6 million which was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment we expected to receive from the liquidation. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million. The equipment was transferred to the Company at net book value. The Company received cash of $0.2, $0.6 and $0.1 million in the first, second and third quarters of 2002, respectively. The remaining receivable of approximately $0.1 million is reflected in the balance sheet in current assets as due from affiliate.

     On April 17, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, the Company completed the acquisition. As a result of the acquisition, the Company expanded its sales force. In addition, the acquisition positively impacted revenue and reduced net loss for the three and nine months ended September 30, 2002. In connection with the acquisition, the Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. The Company also assumed a facility lease obligation of

8.

approximately $0.7 million associated with a building that is partially owned by the former President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in the Company’s consolidated financial statements.

     The aggregate purchase consideration paid to InterAct was $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of the Company’s common stock valued at $4.0 million. In addition, the Company incurred $0.1 million of acquisition related expenses. At September 30, 2002, $750,000 of the cash consideration was being held in escrow by the Company and was reflected in accounts payable. This amount was held for six months from the acquisition date. In October 2002, the Company released and paid these escrowed funds to InterAct. In addition, 997,599 shares of the Company’s common stock were deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. Accordingly, effective May 1, 2002 the results of operations of InterAct have been included in the Company’s statements of operations for the three and nine months ended September 30, 2002. The purchase consideration allocation is as follows:

(In Millions)
Tangible net assets	$1.0
Goodwill	6.9

Total purchase consideration allocation	$7.9

     The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations as if the acquisition took place on January 1, 2001 (in thousands, except per share data).

	Nine Months Ended September 30,

	2001	2002

Revenue	$30,277	$46,475
Net loss	(42,651)	(3,738)
Basic and diluted net loss per share	(0.90)	(0.07)

     The pro forma results for the nine months ended September 30, 2001 and September 30, 2002 combine the Company’s results for the nine months ended September 30, 2001 and September 30, 2002, respectively, with the results of InterAct for the period from January 1, 2001 through September 30, 2001 and January 1, 2002 through April 30, 2002, respectively. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

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

     Restructuring reserves and activity for the first nine months of 2002 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2001	Adjustments	Payments	September 30, 2002

Closure of remote sales facilities	$1,576	$584	$841	$1,319

9.

     At September 30, 2002, the Company’s restructuring reserves totaled $1.3 million, of which $0.7 is current and solely relates to lease costs, which will be relieved as payments are made. The Company adjusts its restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through September 30, 2002, the Company has been successful in subleasing six facilities and terminating four facility leases. Future minimum sublease receivables for the six subleased facilities, as of September 30, 2002, approximate $1.8 million that will be received through August 2005. As of September 30, 2002, the facility reserve was comprised of commitments associated with four offices. The minimum lease payments for the four offices total approximately $66,000 per month and total future minimum lease payments approximate $1.7 million at September 30, 2002. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the four remaining offices in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on these facilities.

(4) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers or directors of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 3, the Company is attempting to sublease or otherwise minimize its net commitment with respect to four offices. Through September 30, 2002, we have been successful in terminating four facility leases and subleasing six facilities. Total future minimum lease payments, not including any reductions for subleases and other potential reductions, under all operating leases, approximate $11.6 million at September 30, 2002. Future minimum sublease receivables for the six subleased facilities, as of September 30, 2002, approximate $1.8 million to be received by the Company through August 2005.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of September 30, 2002 was approximately $31.9 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c) Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of September 30, 2002, the Company’s liability would be approximately $337,500 if the officer was terminated under certain conditions set forth in the agreement.

(d) Litigation

     From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Currently, we are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or liquidity.

10.

(5) CUSTOMER CONCENTRATION

     In the three and nine months ended September 30, 2002, the Company recorded sales to Qwest Communications International, Inc. (Qwest), of 11.6% and 13.6%, respectively, of total revenue. The receivable due from Qwest at September 30, 2002, all of which was current, was $2.9 million or 28% of the Company’s total accounts receivable balance.

(6) OFFICER LOANS

     The Company has an unsecured note receivable dated September 7, 2000 due from its Chief Technology Officer in the face amount of $50,000. The note is due September 7, 2005 and bears interest at 6.22%. The balance of the obligation, including accrued interest, at September 30, 2002 was $56,220. This amount is included in the balance sheet in other assets.

     The Company has an unsecured note receivable dated January 24, 2001 due from its President and Chief Executive Officer in the face amount of $100,000. The note is due January 24, 2003 and bears interest at 8.00%. The balance of the obligation, including accrued interest, at September 30, 2002 was $113,436. This amount is included in the balance sheet in prepaid expenses and other current assets.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. We do not expect SFAS 145 to have a material impact on our consolidated results of operations and financial position upon adoption.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

11.

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

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to About Us/Investors/SEC Filings and Financials.

Overview

     We provide integrated Web conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. These services offer a continuum of real-time, interactive communications tools for businesses, including automated phone conferencing, Web conferencing for Web presentations with online controls and advanced collaboration tools, which allow users, among other things, to share applications, tour the Web and whiteboard ideas online. We sell these services to large and medium-sized businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels.

     We have incurred losses since commencing operations and, as of September 30, 2002, we had an accumulated deficit of $172.5 million. Our net loss was $12.3 million and $0.1 million for the three months ended September 30, 2001 and 2002, respectively, and $43.2 million and $3.9 million for the nine months ended September 30, 2001 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur losses at least through the fourth quarter of 2002, particularly due to significant non-cash charges for amortization of deferred stock-based compensation and depreciation expense. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to achieve and sustain profitability.

     On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. As a result of the acquisition we have expanded our sales force. The acquisition also has positively impacted revenue and reduced our net loss for the three and nine months ended September 30, 2002. In connection with the acquisition, we also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former President and Chief Executive Officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which is comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions, has increased in absolute dollars. In the quarter ended September 30, 2001, 16.5% of

12.

our revenue was non-usage based as compared to 17.7% in the quarter ended September 30, 2002. For the nine months ended September 30, 2001, 17.2% of our revenue was non-usage based as compared to 14.2% in the nine months ended September 30, 2002.

     Prior to our restructuring in January 2001, we derived revenue from services other than our Web conferencing services. Revenue attributable to our Web conferencing services represented 100% and 99% of our total revenue for the three and nine months ended September 30, 2001, respectively. As part of the restructuring announced in January 2001, we indicated our intent to primarily focus on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers. Revenue attributable to our Web conferencing services represented 100% of our total revenue for the three and nine months ended September 30, 2002. The following describes how we recognize revenue for the services we have offered in 2001 and 2002.

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the Web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service, formerly called Collaboration, is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

•	Webcasting Revenue (former service). Prices and specific service terms were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

•	Talking Email Revenue (former service). Prices and specific service terms were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Web and Phone Conferencing service. A change in our mix of usage and non-usage based revenue will affect our gross profit as our cost of revenue is typically higher on our usage based services. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure, however, we do not expect a need for large-scale capital expenditures in the fourth quarter of 2002. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through 2002 and into the first half of 2003. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If WorldCom was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, and may experience an increase in our variable telephony cost.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, market research, sales lead generation and telemarketing expenses

13.

and allocated overhead. In the fourth quarter of 2000 and continuing into the first quarter of 2001, we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices. We believe that we have experienced substantially all the benefits of these cost savings initiatives. We expect sales and marketing expenses to increase, particularly as a result of the increase in sales and marketing headcount associated with the InterAct acquisition, however, we expect the percentage increase will be at a lower rate than our projected percentage revenue growth.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $119,000, $117,000 and $259,000 of internally developed software in the first, second and third quarters of 2002, respectively. We expect to continue to capitalize costs associated with internally developed software in the future, particularly as we develop new products in the near term. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in terms of absolute dollars over the remainder of the year, however, we expect them to decrease as a percentage of revenue over time.

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

     Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain strong business and technical personnel. During the three and nine months ended September 30, 2002 we recorded $0.1 million and $3.7 million of deferred stock-based compensation, respectively, and we expensed $0.8 million and $2.3 million related to stock-based compensation, respectively. $3.4 million of the deferred stock-based compensation we recorded in the second quarter of 2002 relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former President and Chief Executive Officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Additionally, we reversed $0.1 million and $0.4 million of deferred stock-based compensation related to the cancellation of unvested stock options for the three and nine months ended September 30, 2002, respectively. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which ranges from one to four years. We expect to incur stock-based compensation expense of approximately $0.7 million in the fourth quarter of 2002, $2.5 million in 2003, $1.2 million in 2004 and $0.4 million in 2005 for common stock issued or stock options awarded to our employees or members of our board of directors through September 30, 2002, under our stock compensation plans and the common stock held in escrow as a result of the InterAct acquisition.

Other Data

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings (loss) before amortization and charges. Consistent with our increased focus on capital spending, we measure operating performance after charges for depreciation. This analysis eliminates the effects of considerable amounts of amortization of goodwill recognized in prior years in connection with our acquisition of Contigo Software, Inc., stock-based compensation and the other charges set forth below.

14.

     The calculation of earnings (loss) before amortization and charges is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net loss	$(12,269)	$(138)	$(43,181)	$(3,908)
Add: Amortization of goodwill	6,626	—	19,879	—
Add: Stock-based compensation expense	633	841	2,065	2,277
Add: Loss on sale of common stock	—	—	1,195	—
Add: Asset impairment charges	1,736	—	4,530	—
Add: Restructuring charges and contract termination expenses	316	—	1,570	584

Earnings (loss) before amortization and charges	$(2,958)	$703	$(13,942)	$(1,047)

     Beginning January 1, 2002, we have had a significant reduction or improvement in our net loss because of the issuance of a new accounting standard that eliminates goodwill amortization and replaces this concept with an annual goodwill impairment test. As indicated in the earnings (loss) before amortization and charges calculation above, we expensed $6.6 million in goodwill amortization in each of the quarters of 2001. As a result of this new accounting standard, which became effective January 1, 2002, we are no longer amortizing goodwill and, correspondingly, our net loss has decreased relative to prior periods in which we did expense significant amounts of goodwill amortization. The trends depicted by this calculation indicate that we have been successful in significantly reducing both our net loss as well as earnings (loss) before amortization and charges, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three and nine months ended September 30, 2001, as compared with the three and nine months ended September 30, 2002, our net loss decreased by $12.1 million and by $39.3 million, respectively. For the three and nine months ended September 30, 2001, as compared with the three and nine months ended September 30, 2002, our earnings (loss) before amortization and charges decreased by $3.7 million and by $12.9 million, respectively.

     The funds depicted by earnings (loss) before amortization and charges are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used by operations was $0.5 million and $11.4 million for the three and nine months ended September 30, 2001, respectively, and net cash provided by operations was $3.7 million and $4.9 million for the three and nine months ended September 30, 2002, respectively; net cash used by investing activities was $0.5 million and $2.0 million for the three and nine months ended September 30, 2001, respectively, and $1.1 million and $8.3 million for the three and nine months ended September 30, 2002, respectively; net cash used by financing activities was $0.1 million and $0.9 million for the three and nine months ended September 30, 2001, respectively, and net cash provided by financing activities was $0.2 million while net cash used by financing activities was $0.1 million for the three and nine months ended September 30, 2002, respectively. Earnings (loss) before amortization and charges should be considered in addition to, not as a substitute for, net loss and other measures of financial performance reported in accordance with generally accepted accounting principles. Earnings (loss) before amortization and charges is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings. However, earnings (loss) before amortization and charges as used by us may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

     Revenue. Total revenue increased by $5.6 million from $10.1 million for the quarter ended September 30, 2001 to $15.7 million for the quarter ended September 30, 2002. Total revenue increased by $16.8 million from $28.2 million for the nine months ended September 30, 2001 to $45.0 million for the nine months ended September 30, 2002. The increase was primarily due to increased customer account penetration and the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002. Additionally, we amended a contract with one of our customers to reflect increased utilization of our services by this customer. This amendment terminated an existing agreement early

15.

on September 30, 2002. As such, we recorded $0.8 million in revenue from this customer in each of the second and third quarters of 2002 as the remainder of the amounts due under the contract. Any future revenue derived from this customer is expected to be based on usage of our services. Our largest customer, Qwest Communications, transitioned its use of our Web and Phone Conferencing service to its network in August 2002. This transition decreased revenue by $0.7 million in the third quarter of 2002. However, Qwest also purchased a subscription to our Web Conferencing Pro service through the end of the year. As a result, Qwest represented 11.6% of third quarter 2002 revenue compared to 12.9% in the second quarter of 2002, despite the transition of minutes off of our network. Since our restructuring announced in January 2001, we have focused on our core Web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from Webcasting and Talking Email as we satisfied legacy commitments made to customers.

     Cost of Revenue. Cost of revenue increased $1.5 million from $5.1 million for the three months ended September 30, 2001 to $6.6 million for the three months ended September 30, 2002. Cost of revenue increased $4.0 million from $16.9 million for the nine months ended September 30, 2001 to $20.9 million for the nine months ended September 30, 2002. Telecommunication costs increased $1.5 million for the quarter ended September 30, 2002 over the quarter ended September 30, 2001. This increase resulted from additional telephony charges consistent with increased use of our Web and Phone Conferencing service. Telecommunication costs increased $5.6 million for the nine months ended September 30, 2002 over the nine months ended September 30, 2001, consistent with increased use of our Web and Phone Conferencing service. Maintenance and repairs expense decreased $0.5 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This decrease resulted primarily from the reduction of maintenance costs associated with the equipment we took out of service in the second quarter of 2001. Depreciation expense decreased $1.1 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This decrease resulted primarily from the write down of specific long-lived assets to their fair value in the second quarter of 2001.

     Sales and Marketing. Sales and marketing expense remained consistent for the three months ended September 30, 2002 as compared to the same period in 2001. Sales and marketing expense decreased $2.2 million from $16.0 million for the nine months ended September 30, 2001 to $13.8 million for the nine months ended September 30, 2002. Expenses related to advertising and promotion decreased $2.2 million for the nine months ended September 30, 2002 from the same period in 2001. In the second and third quarters of 2001 we incurred $0.6 million in expenses related to our name change. Personnel and payroll related expenses increased $0.7 million from the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2002, due to increased headcount associated with our acquisition of InterAct in April 2002. Allocated depreciation expense increased $1.0 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, also on account of increased sales and marketing headcount. Expenses related to outside services decreased $0.7 million for the nine months ended September 30, 2002, from the nine months ended September 30, 2001. Additionally, office rent decreased $0.4 million for the nine months ended September 30, 2002 from the same period in 2001 in line with our restructuring efforts.

     Research and Development. Research and development expense increased $0.5 million from $1.4 million for the three months ended September 30, 2001 to $1.9 million for the three months ended September 30, 2002. Research and development expense increased $1.8 million from $4.2 million for the nine months ended September 30, 2001, to $6.0 million for the nine months ended September 30, 2002. Personnel and payroll related expenses increased $0.2 million for the three months ended September 30, 2002 over the three months ended September 30, 2001, as a result of an increase in headcount and salaries. The remainder of the increase for the three months ended September 30, 2002 over the three months ended September 30, 2001 was due to a $0.1 million increase in allocated depreciation and a $0.2 million increase in maintenance and repairs. Personnel and payroll related expenses increased $0.8 million for the nine months ended September 30, 2002 over the nine months ended September 30, 2001. The remainder of the increase for the nine months ended September 30, 2002 over the nine months ended September 30, 2001 was related to allocated depreciation and maintenance and repair expenses.

     General and Administrative. General and administrative expense remained consistent for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. General and administrative expense decreased $0.3 million from $5.8 million for the nine months ended September 30, 2001 to $5.5 million for the nine months ended September 30, 2002. Expenses related to outside services decreased $0.4 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. In the first quarter of 2001, we incurred $0.2 million in royalty expenses pertaining to a contract that was terminated during that quarter. Offsetting this decrease, personnel and payroll related expenses increased $0.1 million for the nine months ended September 30, 2002 over the nine months ended September 30, 2001. Additionally, allocated depreciation increased $0.2 million for the nine months ended September 30, 2002 over the same period in 2001.

16.

     Amortization of Goodwill. Amortization of goodwill was $6.6 million and $19.9 million for the three and nine months ended September 30, 2001, respectively, as result of our acquisition of Contigo in June 2000. In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” became effective and as a result, we stopped amortizing goodwill, which would have amounted to approximately $38.7 million in goodwill amortization over 2002 and 2003 at the prior amortization rate. Additionally, we recorded $6.9 million in goodwill as a result of the InterAct acquisition. Therefore, at September 30, 2002, we had approximately $45.6 million in goodwill that we test for impairment on an annual basis or as impairment indicators become known.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.2 million from $0.6 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002. Stock-based compensation expense increased $0.2 million from $2.1 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods ranging from one to four years. $3.4 million of the deferred stock-based compensation we recorded in the second quarter of 2002 relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core Web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. We recorded charges totaling $9.5 million in 2000 and $1.7 million in 2001. In the first and second quarters of 2002, we recorded a charge of $0.2 million and $0.4 million, respectively, associated with offices that remain vacant while we continue our efforts to sublease these facilities. No restructuring charge was taken in the third quarter of 2002. At September 30, 2002, the restructuring reserves totaled $1.3 million, of which $0.7 is current and solely relates to lease costs, which will be relieved as payments are made. We adjust our restructuring reserves based on what we believe will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through September 30, 2002, we have been successful in subleasing six facilities and terminating four facility leases. As of September 30, 2002, the facility reserve was comprised of commitments associated with four offices. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the four remaining offices in a timely fashion will cause us to make unfavorable adjustments to the restructuring reserve in subsequent quarters.

     Other Income (Expense). Interest income decreased $0.2 million from $0.3 million for the three months ended September 30, 2001 to $0.1 million for the three months ended September 30, 2002. Interest income decreased $0.7 million from $1.1 million for the nine months ended September 30, 2001 to $0.4 million for the nine months ended September 30, 2002. The decrease was related to higher cash balances and higher interest rates in 2001 compared to 2002. Interest expense remained flat at $0.1 million and $0.3 million for the three and nine months ended September 30, 2001 and 2002, respectively. In the first quarter of 2001, we recorded a $1.2 million realized loss on the sale of an investment.

Liquidity and Capital Resources

     As of September 30, 2002, cash and cash equivalents were $30.7 million, a decrease of $3.5 million compared with cash and cash equivalents held as of December 31, 2001.

     Net cash used in operations was $11.4 million and net cash provided by operations was $4.9 million for the nine months ended September 30, 2001 and 2002, respectively. Cash used in operations decreased significantly from the first nine months of 2001 as compared to the first nine months of 2002 as we generated positive cash flows from operations in the first

17.

nine months of 2002. The improvement is due to a significant decrease in our operating loss, an increase in accounts payable, a decrease in prepaid expenses and other assets partially offset by lower non-cash expenses, a decrease in accounts receivable and an increase in deferred revenue.

     Net cash used by investing activities was $2.0 million and $8.3 million for the nine months ended September 30, 2001 and 2002, respectively. Net cash used by investing activities in 2001 and 2002 primarily related to capital expenditures for equipment purchases. Capital expenditures increased significantly in the first nine months of 2002 from 2001 as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Overall, we expect capital expenditures to increase in 2002 over 2001 due to planned capital expenditures for equipment upgrades and additional capacity. Additionally, we paid, net of cash received, $2.8 million to InterAct in connection with the acquisition of substantially all of its assets on April 30, 2002.

     Net cash used by financing activities was $0.9 million for the nine months ended September 30, 2001 and $0.1 million for the nine months ended September 30, 2002. Cash used by financing activities in 2001 was primarily due to debt service payments. Cash used by financing activities in 2002 was primarily due to debt service payments offset by cash proceeds from the exercise of common stock options.

     As of September 30, 2002, we had approximately $3.5 million in total debt obligations outstanding, of which approximately $1.7 million was current.

     In October 2001, we entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit are limited to $7.25 million or 80% of eligible accounts receivable, as defined in the agreement. The revolving line of credit is available through February 28, 2003. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2002, we did not have an outstanding balance under the revolving line of credit and the additional borrowing capacity available to us, based on eligible accounts receivable, had reached the maximum of $7.25 million. The loan and security agreement is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. Should we fail to comply with the loan and security agreement covenants and we are unable to cure the covenant violation or obtain a waiver of the covenant violation, we may be unable to borrow under the revolving line of credit and also may be forced to repay the outstanding balance on the term loan. The loan and security agreement also prohibits us from paying any dividends without the bank’s prior written consent. However, we have never paid any cash dividends on our common stock and intend to retain all earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We continually monitor our compliance with all loan covenants and at September 30, 2002 we were in compliance with all loan covenants.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     Although our cash balance decreased $3.5 million in the first nine months of 2002, we generated positive cash flows from operations for the fourth consecutive quarter. Looking ahead we expect both our debt service payments and cash basis capital expenditures to decrease in the fourth quarter of 2002 as compared to 2001. Additionally, in the second quarter of 2002 we paid $2.8 million to InterAct in connection with the acquisition of substantially all of its assets. We will expend $0.8 million in the fourth quarter of 2002 when the escrowed funds in connection with the InterAct transaction are released. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have during 2002.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. In the first, second and third quarters of 2002, we recorded sales to Qwest Communications International, Inc. of 16.6%, 12.9%, and 11.6%, respectively, of total revenue. The receivable due from Qwest at September 30, 2002, all of which was current, was $2.9 million or 28.2% of our total accounts receivable balance. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

18.

     In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of a note receivable from Evoke Communications Europe over the cash and equipment we expect to receive in the liquidation. In the fourth quarter of 2001, we received equipment valued at $1.8 million. In the nine months ended September 30, 2002 we received approximately $0.9 million in cash. We anticipate receiving, prior to December 31, 2002, the remaining balance of approximately $0.1 million.

     As of September 30, 2002, our purchase commitments for bandwidth usage and telephony services were approximately $31.9 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of September 30, 2002, are approximately $11.6 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to four offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through September 30, 2002, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing six facilities. Future minimum sublease receivables for the six subleased facilities, as of September 30, 2002, approximate $1.8 million that we expect to receive through August 2005.

     Our contractual obligations and commitments to make future payments as of September 30, 2002 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	2-3years	4-5 years	Over 5 years

Long-term debt	$3,473	$1,667	$1,806	$—	$—
Operating leases	11,553	2,762	4,783	2,342	1,666
Unconditional purchase obligations	31,892	15,859	16,033	––	––

Total contractual obligations and commitments	$46,918	$20,288	$22,622	$2,342	$1,666

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

19.

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

We have a history of losses and we may never attain profitability.

     If we do not achieve or sustain profitability in the future, we may be unable to continue our operations. Our operating costs have exceeded our revenue in each quarter since our inception in April 1997. We have incurred cumulative net losses of approximately $172.5 million from our inception through September 30, 2002 and we may continue to have net losses in 2003. Our revenue may not continue to grow and we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to achieve and maintain profitability and to continue our operations.

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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net loss ranged between $0.1 million and $9.5 million in the four quarters ended September 30, 2002. Our quarterly revenues ranged between $11.2 million and $15.7 million in the four quarters ended September 30, 2002. Many of the factors that may cause fluctuations in our quarterly operating

20.

results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

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

     We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. We also have a limited number of sources for our telephony services. One of these suppliers is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative sources into our technology platform. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure.

A high percentage of our revenue is attributable to repeat customers, including Qwest Communications International, Inc., none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based model. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to become profitable and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

     Additionally, we target our services to large companies, including large telecommunications companies, and as a result, we may experience an increase in customer concentration. In particular, during the third quarter of 2002, we recorded sales to Qwest Communications International, Inc., which represented 11.6% of total revenue, which subjects us to a number of risks, including a credit risk that we may not be paid a material portion of outstanding current or future accounts receivables from this customer. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge Web conferencing services and features. For example, in the third quarter of 2002, we commercially released our Web Conferencing Pro 5.5 service, an upgrade from the prior 5.3 version of our Web Conferencing Pro service. We may not successfully identify, develop and market Web Conferencing Pro and other new services and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our net losses will increase and we may not

21.

be able to achieve or sustain profitability. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

22.

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

     Despite our restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources, particularly as a result of our restructuring , and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to achieve or sustain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

23.

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

     We may not be able to successfully integrate InterAct’s operations, customers and personnel into our business. The acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs or liabilities associated with the acquisition that may harm our operating results and key InterAct personnel may decide not to work for us. In addition, as a result of the acquisition, we will have operations in multiple facilities in geographically diverse areas. In particular, we have extended our sales force substantially with the acquisition and have transitioned the management of the sales force to the former Chief Executive Officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas. We may not sustain the financial results that InterAct has achieved in the past because of integration problems, changes that we are making to InterAct’s operations and the potential loss of customers who may decide not to continue their relationship with us after the acquisition. We could adversely impact the sales force if we are unsuccessful in the transition of its management.

24.

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

25.

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

26.

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

Our stock price is volatile and this volatility may depress our stock price.

     The stock market in general, and the stock price of our company in particular, has experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to operating performance. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

27.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2002, we had long-term debt, including current portion, in the aggregate amount of $3.5 million at an interest rate of 8% with payments due through October 2004. A change in interest rates would not affect our obligations related to long-term debt existing as of September 30, 2002, as the interest rate related to that debt is fixed over the term of the debt. At September 30, 2002, we had an available $7.25 million revolving line of credit with a loan value of $7.25 million based on 80% of the underlying eligible accounts receivable at quarter-end. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could increase the interest expense associated with future borrowings including any advances on our revolving line of credit. We are exposed to foreign currency risks through an advance to our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at September 30, 2002, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

28.

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

Item 2. Changes in Securities and Use of Proceeds

After deducting expenses of our initial public offering in July 2000, we received net offering proceeds of approximately $50.3 million. We have used the net proceeds as follows: $41.5 million for operating expenses. The remainder of the net proceeds is invested in short-term financial instruments. No payments constituted direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: November 14, 2002	By:	/s/ Nicholas J. Cuccaro Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

30.

Form 10-Q Certification

I, Paul A. Berberian, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Raindance Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul A. Berberian Paul A. Berberian Chief Executive Officer and President

31.

Form 10-Q Certification

I, Nicholas J. Cucarro, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Raindance Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Nicholas J. Cuccaro Nicholas J. Cuccaro Chief Financial Officer

32.

EXHIBITS INDEX

Exhibit
No.	Description

99.1	Chief Executive Officer and Chief Financial Officer Certificate pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.