Form 10-K
period 2002-12-31
RAINDANCE COMMUNICATIONS INC
filed 2003-03-26
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from to .

Commission File No. 000-31045

Raindance Communications, Inc.
(a Delaware Corporation)

I.R.S. Employer Identification Number 84-1407805
1157 Century Drive
Louisville, Colorado 80027
(800) 878-7326

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0015 Par Value Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of March 17, 2003, there were 53,258,850 shares of the registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 28, 2002) was approximately $250,128,720. Shares of the registrant’s common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2002. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 year.

     Certain exhibits filed with the registrant’s Registration Statement on Form S-1 (File No. 333-30708) and Annual Report on Form 10-K (File No. 000-31045, for fiscal year ended December 31, 2000) are incorporated by reference into Part IV of this report on Form 10-K.

RAINDANCE COMMUNICATIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2002

			Page

PART I
Item	1	Business	3
Item	2	Properties	10
Item	3	Legal Proceedings	10
Item	4	Submission of Matters to a Vote of Security Holders	10
PART II
Item	5	Market for Registrant’s Common Equity and Related Stockholder Matters	11
Item	6	Selected Consolidated Financial Data	13
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item	7A	Quantitative and Qualitative Disclosures About Market Risk	38
Item	8	Consolidated Financial Statements and Supplementary Data	38
Item	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
PART III
Item	10	Directors and Executive Officers of the Registrant	39
Item	11	Executive Compensation	39
Item	12	Security Ownership of Certain Beneficial Owners and Management	39
Item	13	Certain Relationships and Related Transactions	39
Item	14	Controls and Procedures	39
PART IV
Item	15	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	40
SIGNATURES AND CERTIFICATIONS			42

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

PART I

Unless the context requires otherwise, references in this report to “Raindance,” the “Company,” “we,” “us,” and “our” refer to Raindance Communications, Inc.

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our strategies, future financial performance, and future operations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “predicts,” “potential” and words of similar import. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” All forward-looking statements included in this Report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to About Us/Investors/SEC Filings and Financials.

Raindance and Raindance Communications are registered trademarks owned by us. We also refer to trademarks of other corporations and organizations in this document.

ITEM 1. BUSINESS

Overview

     We provide simple, reliable and cost-effective tools for remote meetings and events. Our business-to-business communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. From a simple audio conference call to a fully collaborative online event, our customers can choose the best solution to meet their communication needs. With our services, users initiate, control and monitor live and recorded one-to-one, one-to-many and many-to-many communication events including everyday business meetings, sales presentations, employee training sessions and product demonstrations using only a telephone and a standard web browser. We sell these services to large and medium-sized corporations in diverse vertical markets as well as to resellers of conferencing and communications services through our direct and indirect sales forces. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis. We operate as a single business segment.

     We were incorporated in Delaware in April 1997. We first recorded revenue in 1998 and have incurred net losses every year since inception. In the fourth quarter of 2002, we achieved quarterly net income for the first time. We began offering our Web and Phone Conferencing service in April 1999 and our Web Conferencing Pro service upon our acquisition of Contigo Software, Inc. in June 2000. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.

Remote Meeting Solutions

     Our integrated web and audio conferencing services support various meeting types and sizes from a simple, reservationless audio conference to company-wide online training initiatives. These flexible service offerings enable businesses to choose the right solution to meet their specific needs.

Our remote meeting services offer the following benefits:

•	Integrated Web and Audio Functions. For everyday conference calls, meeting moderators can use their personal conference ID to begin a phone conference at anytime without a reservation or an operator. To add another layer of interaction and group collaboration, moderators use the same ID to begin a web conference with interactive features to share rich visual content and encourage participation. We provide customers simple and convenient remote communications solutions with access to audio and web conferencing with one telephone access number, one user ID, one technical support team and one billing solution.

•	Reliability and Security. We designed our facilities and infrastructure to provide the scalability and reliability required to meet the critical communication needs of our customers. We incorporate telecommunications-grade reliability standards into our communication technologies and design our infrastructure to accommodate more participants and usage than we expect. We monitor servers in our data center with redundant network connections. In addition to offering our services in a secure socket layer, or SSL, environment with 128-bit encryption, we provide a robust firewall configuration that offers layered protection for customer data. Meeting moderators have the ability to further ensure and monitor the security of their meetings using several layers of security, including PIN codes, audio tones that signal when a participant enters or exits, conference lock to prevent additional participants from joining a conference, a participant count feature and unique security codes created by the meeting moderator.

•	Flexible Pricing. Depending on the customer’s communication needs and selected remote meeting solution, we offer a variety of pricing models to accommodate estimated service usage as well as the customer’s preferred method of payment. A large portion of our services are usage-based, which generally means that our customers pay on a per-minute, per-participant basis. In addition, we also offer our customers monthly subscription rates based on a fixed number of concurrent users. For our distribution partners, we may provide our services through software licenses.

We offer several levels of service depending on the customer’s needs. All of our services can be used together or separately to create the ideal remote meeting solution for each customer.

     Our services include the following:

     Web Conferencing Pro. Our Web Conferencing Pro service, available in either Meeting or Seminar version, is a feature-rich web conferencing tool that allows sales, marketing and training professionals to conduct meetings and events online with both internal and external participants. Web Conferencing Pro requires no downloads or plug-ins for meeting participants, allows customers to customize the interface with their colors and logo and offers a single, integrated interface enabling meeting moderators to control both the phone and web functions.

Web Meeting. Using the Meeting version of our Web Conferencing Pro service, Meeting moderators can choose to share a variety of visuals online including collectively viewing and editing desktop applications, displaying slide presentations, conceptualizing on a shared whiteboard and leading a web tour. In addition, moderators can take advantage of features that keep participants engaged and encourage interactivity, such as annotation tools, text chat and polling.

Web Seminar. Our Web Conferencing Pro Seminar version builds upon the features of the Meeting version with added automated management tools to manage large or recurring online events. Web Seminar allows event organizers, such as training or HR managers, to post meeting schedules, manage participant registration and set automatic email reminders prior to the event. In addition, Web Seminar includes additional features to manage interaction with large groups, such as our online Q&A feature.

     Web and Phone Conferencing. Our reservationless conferencing service, called Web and Phone Conferencing, combines the reliability and universal availability of traditional audio conferencing services with basic web presentations and controls. Using their dedicated toll-free number and unique conference ID number and PIN, meeting moderators can begin a conference at any time with up to 125 participants from the phone or the web, without prior reservations or operator assistance. By leveraging our basic web presentations and controls, moderators also have the ability to share a visual presentation, extend the reach of their conference by streaming audio and synchronized slide presentations over the web and leverage a suite of conference controls.

     Operator-Assisted Conferencing. Our Operator-Assisted Conferencing service provides a higher level of personalized operator support as well as unique features for conferences and events that need special attention. This service allows meeting moderators to contact an operator to schedule a conference call, select the appropriate features for their event and provide event management support. Operator-Assisted Conferencing provides features such as an operator-led question and answer session with meeting participants, call taping for later replay and fax services enabling moderators to distribute additional printed materials before or after the conference. Operator-Assisted Conferencing can be used in conjunction with Web Conferencing Pro Meeting or Seminar to support events with up to 2500 participants.

     Unlimited Conferencing. Raindance’s Unlimited Conferencing service provides small and medium-sized businesses a convenient way to conduct audio and web conferences with a predictable, low price. Our fully automated, flat-rate conferencing service allows meeting moderators to use their unique conference ID and PIN to conference as often as they choose, all billed at one fixed cost. With unlimited conferencing, moderators and participants dial into the conference using their dedicated local exchange toll call number. Similar to Raindance Web and Phone Conferencing, Unlimited Conferencing requires no reservations to initiate a conference with as many participants as the moderator’s account allows. Unlimited Conferencing also includes phone and web commands to control the conference and integrated web functions to share a presentation, conduct Q&A and view online reports. This is a new service that became available in the first quarter of 2003.

Future Service Offerings

     In 2003, we expect to launch our next-generation services and network. Built on multimedia architecture that integrates audio, web and video technologies, our next-generation service will be available in a limited customer preview at the beginning of the second quarter of 2003, with general availability in the second half of 2003.

     In addition, we intend to continue leveraging the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services.

Customers

     We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. As of December 31, 2002, we had 2,986 revenue generating customers. In 2002, direct customers accounted for 86% of our revenue. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. Some of our distribution partners also use our services internally. In 2002, we generated 14% of our revenue from these relationships. For the year ended December 31, 2002, we recorded sales to Qwest Communications International, Inc. totaling 14.3% of total revenue.

     Additionally, our results typically fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

Technology

     We have invested substantial human and capital resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our layered approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate changes in the marketplace. We believe this gives us a competitive advantage by allowing us to quickly and reliably develop new services and enhance our existing services based on evolving market needs. We believe that our technological resources give us the following benefits:

•	the ability to identify new and enhance existing web conferencing services;

•	the ability to build integrated applications by combining traditional telephony and Internet communication technologies; and

•	the ability to build a reliable and scalable communication infrastructure.

     The technologies that support our business fall into four areas described below:

     Data Infrastructure. Our data infrastructure provides Internet connectivity between our end customers and our automated services. We run a multi-home network infrastructure and operate our own private networks between our on-premises data center and leased data centers. Our entire data infrastructure is redundant with network cores consisting of some of the industry’s most advanced gigabit technology. All data circuits are delivered over multiple local loop providers and travel to our data facilities over disparate paths. Critical choke-points in our data architecture are load balanced. With the architecture design we currently have in place, we have maintained constant service availability at the data layer for our customers’ connectivity. Currently we provide over 450 Mbits of data layer connectivity to our customers over three separate Internet backbones.

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

     Business Infrastructure. We operate a largely custom and proprietary business infrastructure layer that consists of custom real-time billing and rating engines. These functions enable us to provide our customers with critical business information and tools. Our architecture is designed to allow us to use information from each of the other infrastructure layers described above, and as a result, we can provide current billing information for virtually any type of communication action that is enabled by our platform. The business infrastructure layer uses Oracle 9i for all storage and runs on multiple redundant and host standby servers. Our business layer also allows us to adapt to changing requirements as next generation services mature.

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

     We expensed approximately $8.0 million, $5.7 million and $7.6 million related to research and development activities in the years ended December 31, 2000, 2001 and 2002, respectively. As of March 17, 2003, we had a total of 46 full-time engineers and developers engaged in research and development activities. We intend to devote substantial resources to research and development for the next several years.

Sales and Marketing

     Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 17, 2003, we had 121 full-time employees engaged in sales and marketing. The following segments outline our direct and indirect sales initiatives:

•	Direct Sales Force. Our direct sales force targets our services primarily to medium-sized corporations with a proven need for business communication services in diverse vertical markets, such as computer software, business services, manufacturing and financial services. A significant percentage of our direct sales force compensation is commission based.

•	Strategic Sales Force. Our strategic sales force focuses on primarily large corporations, such as telecommunications carriers and large corporations with extensive distribution channels or usage needs for remote communication services.

•	Indirect Sales Force. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. We private label or co-brand our services for these partners depending on their requirements.

     Marketing. We primarily focus our marketing efforts on aggressive direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

Customer Service

     We offer customer support and operator assistance 24 hours a day, seven days a week, free of charge, to our customers. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our users can request operator help during a conference directly from their computer or on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, and user and quick reference guides hosted on our web site. As of March 17, 2003, we employed 30 full-time technical and customer support representatives to respond to customer requests for support.

     The vast majority of our requests for customer support are based on general product functionality and basic technical assistance, such as browser setting adjustments. The majority of our customer inquiries can be addressed during an operations technician’s initial contact with the customer. If the issue cannot be resolved immediately, it will be escalated to our Level II support team. If further help is required the issue will be immediately transferred to our Level III support team. Once the issue is identified and a timeline for a resolution is determined, the associated operations account manager will contact the customer with the resolution plan. Additionally, all customer incidents are tracked within our database for future reference and technical pattern analysis.

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

We believe that the primary competitive factors in the web conferencing services market include:

•	ease of use of services and breadth of features;

•	quality and reliability of communication services;

•	pricing;

•	quality of customer service;

•	brand identity;

•	compatibility with new and existing communication formats;

•	access to and penetration of distribution channels necessary to achieve broad distribution;

•	ability to develop and support secure formats for communication delivery;

•	scalability of communication services; and

•	challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Although we believe our services currently compete favorably with respect to these factors, our failure to adequately address any of the above factors could harm our competitive position.

     We are a premier provider of integrated web and audio conferencing services. As such, we compete with stand-alone providers of traditional teleconferencing and web conferencing services. Some of our current competitors have entered and expanded, and other competitors or potential competitors may enter or expand their positions in the web conferencing services market by acquiring one of our competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. For example, Microsoft recently announced its intention to acquire Placeware, a private company offering web conferencing services. In addition, some large software providers, such as Oracle and IBM, have announced their intention to provide web conferencing services in addition to their software offerings. These companies have large and established customer bases, substantial financial resources and established distribution channels that could significantly harm our ability to compete.

     In the traditional teleconferencing market, our principal competitors include AT&T, Global Crossing, MCI WorldCom and Sprint. These companies currently offer teleconferencing services as part of a bundled telecommunications offering, which may include video and data conferencing services and other web conferencing services. We also compete with traditional operator-assisted conferencing providers, such as Conference Plus, Genesys, Intercall and Premier Conferencing. In addition, we compete with resellers of these services. In the web conferencing services market our principal competitors include Centra Software, Microsoft/Placeware and WebEx. Some of these competitors offer web conferencing services and software with a broader set of features than we currently offer and may integrate teleconferencing services into their web conferencing offerings. We also compete with resellers of web conferencing services. There are also a number of private companies, such as distance-learning companies, that have entered or may enter the web conferencing services market.

Intellectual Property

     The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have three issued patents. These patents relate to the collaborative web touring feature and the record and playback functionality of our Web Conferencing Pro service. We have two pending patent applications covering additional aspects of our Web Conferencing Pro service. We also have a patent application on file that relates to certain aspects of our Web and Phone Conferencing service. In addition, we recently filed four provisional patent applications covering aspects of our next-generation web conferencing network infrastructure and service. Our current and future patent applications may fail to result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient enough to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.

     To protect our proprietary rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we intend to offer our services. Policing unauthorized use of our proprietary information is difficult. Each trademark, trade name or service mark appearing in this report belongs to its holder. Raindance and Raindance Communications are registered trademarks owned by us, all other company and product names herein may be trademarks of their respective owners.

Acquisitions

     In April 2002, we acquired substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. In addition to InterAct’s assets, we assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of Raindance upon the completion of the acquisition. The aggregate consideration was approximately $11.2 million, including $3.8 million in cash and 2,198,581 shares of our common stock. As a result of the acquisition, we expanded our sales force, increased our revenue and reduced our net loss for the year ended December 31, 2002. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements.

Employees

     As of March 17, 2003, we employed 221 full-time people. The employees included 24 in general and administrative functions, 30 in operations, 121 in sales and marketing and 46 in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal executive office is located in Louisville, Colorado where we lease two facilities, which combined, approximate 43,500 square feet. One of the buildings, representing approximately 36,500 square feet, is partially owned by Paul Berberian, our chairman of the board, chief executive officer and president. This lease commenced in October 1999 and has a term of ten years. Pursuant to this lease, we pay rent of $59,205 per month subject to an annual adjustment for inflation based on the consumer price index. We also pay the operating expenses related to this building, which are currently $17,693 per month and vary on an annual basis. In connection with the acquisition of Interact Conferencing, LLC, we also assumed a facility lease obligation associated with a building that is partially owned by the former president and chief executive officer of InterAct Conferencing who became an officer of the Company upon the completion of the acquisition. This facility is located in Roswell, Georgia and approximates 9,000 square feet. The lease obligation commenced in May 2002 and has a maximum term of 5 years. Based on an independent review of both of these properties and the related lease terms, we believe our lease obligations are fair and reasonable. Additionally, the company leases office space for current or former satellite sales offices that are typically less than 3,000 square feet in eight other states, two of which the company intends to keep for existing satellite sales offices and the remainder of which the company is currently subleasing or intends to sublease. At December 31, 2002, the Company occupied three offices in Colorado, two in California, one in Georgia and one in Texas. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information and Holders

     Our common stock commenced trading under the trading symbol RNDC on The Nasdaq National Market on May 17, 2001. Prior to that, our common stock traded on The Nasdaq National Market under the trading symbol EVOK, which commenced with our listing on July 25, 2000. The price for the common stock as of the close of business on March 17, 2003 was $2.20 per share. As of March 17, 2003, we had approximately 259 stockholders of record.

     The following table sets forth the high and low sales prices per share of our common stock as of the market close for the periods indicated:

	High	Low

2001:
First Quarter	$2.72	$1.06
Second Quarter	$2.00	$1.16
Third Quarter	$2.45	$0.79
Fourth Quarter	$7.00	$2.02
2002:
First Quarter	$6.13	$2.70
Second Quarter	$5.75	$2.33
Third Quarter	$5.24	$2.01
Fourth Quarter	$3.88	$2.72

     Dividends

     We have never paid any cash dividends on our common stock. We intend to retain all earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. On October 9, 2001, we entered into a loan and security agreement with a bank, pursuant to which we are prohibited from paying any dividends without the bank’s prior written consent.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on June 5, 2003.

     Recent Sales of Unregistered Securities

     In April 2002, we acquired substantially all of the assets of InterAct Conferencing, LLC (“InterAct”). In connection with the acquisition, we issued to InterAct 2,198,581 shares of our common stock valued at $7.4 million. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. These securities were issued by us in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder.

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (No. 333-30708), relating to our initial public offering of our Common Stock, was July 25, 2000. Aggregate gross proceeds from the offering were $56.0 million. In connection with the offering, we paid a total of approximately $3.9 million in underwriting discounts and commissions and $1.8 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering were approximately $50.3 million. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

     From the time of receipt through December 31, 2002, we have used all of the net proceeds from the offering for research and development activities, capital expenditures, repayment of indebtedness, working capital, merger and acquisition expenses and other general corporate purposes. None of the net proceeds of the initial public offering were paid directly or indirectly to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2002, and the balance sheet data at December 31, 2001 and 2002 are derived from our financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data at December 31, 1998, 1999 and 2000 are derived from our audited financial statements, which have been audited by KPMG LLP and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the three years ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. We acquired substantially all of the assets of InterAct Conferencing, LLC in April 2002 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2002 include the results of operations of InterAct subsequent to April 30, 2002 and the financial position of InterAct as of such date, respectively. Historical results are not necessarily indicative of the results to be expected in the future.

     In 2002, Statement of Financial Accounting Standards 142 (SFAS 142), “Goodwill and Other Intangible Assets” became effective and as a result, amortization of goodwill ceased upon adoption of the Statement on January 1, 2002. Amortization expense related to goodwill would have been $26.5 million in 2002 and $12.2 million in 2003 at the prior amortization rate. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$675	$2,246	$18,022	$39,410	$60,651
Cost of revenue	796	3,368	16,144	22,457	26,635

Gross profit (loss)	(121)	(1,122)	1,878	16,953	34,016

Operating expenses:
Sales and marketing	1,804	7,007	53,169	20,362	18,508
Research and development	780	1,006	8,011	5,704	7,599
General and administrative	789	1,822	8,441	7,397	7,515
Amortization of goodwill	—	—	14,534	26,506	—
Stock-based compensation expense	—	2,484	8,383	2,834	3,028
Asset impairment charges	—	—	—	4,576	138
Restructuring charges, contract termination expenses and litigation related expenses	—	—	11,133	1,696	584

Total operating expenses	3,373	12,319	103,671	69,075	37,372

Loss from operations	(3,494)	(13,441)	(101,793)	(52,122)	(3,356)
Interest income, net	221	400	3,247	887	128
Other income (expense), net	1	(6)	(207)	(1,488)	(126)

Net loss	(3,272)	(13,047)	(98,753)	(52,723)	(3,354)
Preferred stock dividends and accretion to preferred stock redemption value	—	100,000	1,725	—	—

Net loss attributable to common stockholders	$(3,272)	$(113,047)	$(100,478)	$(52,723)	$(3,354)

Basic and diluted loss per share	$(10.29)	$(259.44)	$(4.69)	$(1.12)	$(0.07)

Shares used in computing loss per share—basic and diluted	318	436	21,443	47,280	50,502

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,222	$89,234	$43,311	$34,222	$31,699
Investments	4,951	—	196	—	—
Working capital	5,631	79,989	38,871	31,567	31,622
Total assets	8,755	110,408	158,824	110,252	113,005
Long-term debt, less current portion	—	2,260	810	3,064	2,026
Restructuring reserve, less current portion	—	—	2,952	914	518
Redeemable convertible preferred stock and warrants	11,347	111,322	—	—	—
Total stockholders’ equity (deficit)	(3,469)	(13,932)	141,710	94,768	100,323

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our consolidated financial statements and related notes that begin on page F-1.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to About Us/Investors/SEC Filings and Financials.

Overview

     We provide integrated web conferencing services that offer simple, reliable and cost-effective tools for everyday business meetings and events. These services offer a continuum of real-time, interactive communications tools for businesses, including automated phone conferencing, web conferencing for web presentations with online controls and advanced collaboration tools, which allow users, among other things, to share applications, tour the web and whiteboard ideas online. We sell these services to large and medium-sized businesses in various markets, as well as to resellers of conferencing and communications services through our direct, strategic and indirect sales channels.

     Except for the quarter ended December 31, 2002, we have incurred losses since commencing operations and, as of December 31, 2002, we had an accumulated deficit of $171.9 million. Our net loss was $9.5 million and our net income was $0.6 million for the quarters ended December 31, 2001 and 2002, respectively, and our net losses were $52.7 million and $3.4 million for the years ended December 31, 2001 and 2002, respectively. We have not achieved profitability on an annual basis. We may incur losses at least for the next several quarters, particularly due to significant non-cash charges for amortization of deferred stock-based compensation and depreciation expense and an anticipated increase in sales and marketing expenditures. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and sustain profitability.

     On June 16, 2000, we acquired Contigo Software, Inc. We have included the results of operations of Contigo subsequent to June 16, 2000 in our statements of operations. This acquisition was accounted for using the purchase method of accounting and we recorded $80.5 million of goodwill in the quarter ended June 30, 2000, which we were amortizing over a period of three years. For the year ended December 31, 2001, amortization expense pertaining to goodwill was $26.5 million. To the extent we did not generate sufficient cash flow to recover the amount of the investment recorded, the investment would be considered impaired and could be subject to earlier write-off. In July 2001, the Financial Accounting Standards Board issued two pronouncements that affected business combinations and amortization of goodwill and other intangible assets for previously recorded business combinations. As a result of this new guidance, effective January 1, 2002 we no longer record amortization on our acquired goodwill but instead review goodwill for impairment on an annual basis. In addition, our initial assessment of goodwill performed as of March 31, 2002 indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. For a discussion of the methodology and assumptions or estimates used to test goodwill for impairment, see the section entitled “Critical Accounting Policies and Estimates” below and the footnotes to our consolidated financial statements beginning on page F-8.

     On April 30, 2002, we acquired substantially all of the assets of InterAct Conferencing, LLC, a nationwide reseller of audio and web conferencing services. As a result of the acquisition, we expanded our sales force, increased our revenue and reduced our net loss for the year ended December 31, 2002. We also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which is comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million in deferred stock-based compensation, which is being expensed over three years. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net identifiable assets acquired and $6.9 million was allocated to goodwill.

     Prior to our restructuring in January 2001, we derived revenue from services other than our web conferencing services. As part of the restructuring, we indicated our intent to primarily focus on our core web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from legacy services. We expect to derive all of our revenue in the future from our current services and any next-generation services that we develop. The following describes how we recognized revenue for the services we offered in 2000, 2001 and 2002.

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

•	Webcasting Revenue (legacy service). Prices and specific service terms were usually negotiated in advance of service delivery. We recognized revenue from live event streaming when the content was broadcast over the Internet. We recognized revenue from encoding recorded content when the content became available for viewing over the Internet. We recognized revenue from pre-recorded content hosting ratably over the hosting period.

•	Talking Email Revenue (legacy service). Prices and specific service terms were negotiated in advance of service delivery. We recognized revenue, including any setup fees, ratably over the life of the contract.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions, has increased in absolute dollars. In the quarter ended December 31, 2001, 14.3% of our revenue was non-usage based as compared to 19.8% in the quarter ended December 31, 2002. For the year ended December 31, 2001, 16.4% of our revenue was non-usage based as compared to 15.6% in the year ended December 31, 2002. We expect our non-usage based revenue to decrease as a percentage of revenue in the near term due to a transition by Qwest Communications of a subscription contract for Web Conferencing Pro to a usage-based contract.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Web and Phone Conferencing service. A change in our mix of usage and non-usage based revenue will affect our gross profit as our cost of revenue is typically higher on our usage-based Web and Phone Conferencing service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure; however, we do not expect a need for large-scale capital expenditures in the first quarter of 2003. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections into the first half of 2003. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If WorldCom was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, and would likely experience an increase in our variable telephony cost.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, market research, sales lead generation and telemarketing expenses and allocated overhead. In the fourth quarter of 2000 and continuing into the first quarter of 2001, we streamlined our sales force, renegotiated certain sales and marketing commitments and consolidated certain remote sales offices. We believe that we have experienced substantially all the benefits of these cost savings initiatives. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives in 2003.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.7 million of internally developed software in 2002. We expect to continue to capitalize costs associated with internally developed software in 2003, particularly as we develop our next generation service. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in terms of absolute dollars in 2003, however, we expect them to decrease as a percentage of revenue in 2003.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars, however, we expect them to decrease as a percentage of revenue in 2003.

     Amortization of goodwill was first recorded in 2000 in connection with our acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. Effective January 1, 2002, we adopted SFAS 142 which requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon our adoption of the Statement, which was January 1, 2002.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain strong business and technical personnel. During the year ended December 31, 2002 we recorded $3.7 million of deferred stock-based compensation and we expensed $3.0 million related to stock-based compensation. $3.4 million of the deferred stock-based compensation was recorded in the second quarter of 2002 and relates to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Additionally, we reversed $0.5 million of deferred stock-based compensation related to the cancellation of unvested stock options for the year ended December 31, 2002. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. We expect to incur stock-based compensation expense of approximately $2.5 million in 2003, $1.2 million in 2004 and $0.4 million in 2005 for common stock issued or stock options awarded to our employees or members of our board of directors through December 31, 2002, under our stock compensation plans and the common stock held in escrow as a result of the InterAct acquisition.

Other Data — Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and charges (“EBITDA”) as adjusted. This analysis eliminates the effects of considerable amounts of depreciation, amortization of goodwill recognized in prior years in connection with our acquisition of Contigo Software, Inc., stock-based compensation and the other charges set forth below.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,

	2000	2001	2002

Net loss	$(98,753)	$(52,723)	$(3,354)
Add: Depreciation, amortization and other income (expense), net	5,010	8,521	10,360
Add: Amortization of goodwill	14,534	26,506	—
Add: Stock-based compensation expense	8,383	2,834	3,028
Add: Equity in loss of unconsolidated joint venture	181	—	—
Add: Loss on sale of common stock	—	1,195	—
Add: Asset impairment charges	—	4,576	138
Add: Restructuring charges and contract termination expenses	11,133	1,696	584

EBITDA	$(59,512)	$(7,395)	$10,756

     Beginning January 1, 2002, we have had a significant reduction or improvement in our net loss because of the issuance of a new accounting standard that eliminates goodwill amortization and replaces this concept with an annual goodwill impairment test. As indicated in the adjusted EBITDA calculation above, we expensed $14.5 million and $26.5 million in goodwill amortization in the years ended December 31, 2000 and 2001, respectively. As a result of this new accounting standard, which became effective January 1, 2002, we are no longer amortizing goodwill and, correspondingly, our net loss has decreased relative to prior periods in which we did expense significant amounts of goodwill amortization. Amortization expense related to goodwill would have been $26.5 million in 2002. The trends depicted by this calculation indicate that we have been successful in significantly reducing both our net loss as well as improving adjusted EBITDA, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the year ended December 31, 2002, as compared with the year ended December 31, 2001, our net loss decreased by $49.4 million. For the year ended December 31, 2002, as compared with the year ended December 31, 2001, our adjusted EBITDA improved by $18.2 million. Adjusted EBITDA should be considered in addition to, not as a substitute for, net loss and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties because it eliminates significant non-cash charges and other charges to earnings and also represents a financial measure used by our bank to determine our compliance with a financial covenant articulated in our loan and security agreement. In addition, net income excluding such non-cash charges may permit investors to better compare results from period to period and to more accurately assess our prospects. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash used by operations was $67.9 million and $9.7 million for the years ended December 31, 2000 and 2001, respectively, and net cash provided by operations was $7.2 million for the year ended December 31, 2002; net cash used by investing activities was $33.9 million, $3.7 million and $9.6 million for the years ended December 31, 2000, 2001 and 2002, respectively; net cash provided by financing activities was $55.9 million and $4.4 million for the years ended December 31, 2000 and 2001, respectively, and net cash used by financing activities was $0.1 million for the year ended December 31, 2002.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenue. Total revenue increased by $21.2 million from $39.4 million for the year ended December 31, 2001 to $60.6 million for the year ended December 31, 2002. The increase was primarily due to the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002, and was partially offset by pricing pressure we are experiencing for some of our services. Our largest customer, Qwest

Communications, transitioned its use of our Web and Phone Conferencing service to its network in August 2002 and this transition decreased our revenue from it for this service as we decreased our price per minute commensurate with our cost of revenue decline. We also entered into several large Web Conferencing Pro subscription agreements with large telephony carriers in 2002 such as Qwest and Bell Canada, which partially explain the increase in non-usage based revenue in absolute dollars. Qwest represented 14.3% of revenue in 2002, despite the transition of Web and Phone Conferencing minutes off of our network. We expect Qwest’s percentage of revenue to decrease significantly in the first quarter of 2003 due to the expiration of a subscription contract for our Web Conferencing Pro service that has been transitioned to a usage-based model. This transition is expected to reduce our revenue growth over prior quarters in the near term. Since our restructuring announced in January 2001, we have focused on our core web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from legacy services as we satisfied commitments made to customers.

     Cost of Revenue. Cost of revenue increased $4.1 million from $22.5 million for the year ended December 31, 2001 to $26.6 million for the year ended December 31, 2002. Telecommunication costs increased $5.2 million for the year ended December 31, 2002 over the year ended December 31, 2001. This increase resulted from additional telephony charges consistent with increased use of our Web and Phone Conferencing service. Outside services increased $0.3 million from $0.2 million for the year ended December 31, 2001 to $0.5 million for the year ended December 31, 2002. This increase is the result of expenses associated with a co-location site we established in September 2001 to house some of our equipment off-site. Maintenance and repairs expense decreased $0.3 million for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease resulted primarily from the reduction of maintenance costs associated with legacy equipment we took out of service in the second quarter of 2001. Depreciation expense decreased $1.1 million for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease resulted primarily from the write down of specific long-lived assets to their fair value in the second quarter of 2001. The primary reasons for our gross profit improvement are an increase in our subscription-based revenue or non-usage based revenue, on which we generate higher margins, and a general improvement in our infrastructure utilization.

     Sales and Marketing. Sales and marketing expense decreased $1.9 million from $20.4 million for the year ended December 31, 2001 to $18.5 million for the year ended December 31, 2002. Expenses related to advertising, promotion and lead generation decreased $2.2 million for the year ended December 31, 2002 from the same period in 2001. In 2001 we incurred $0.7 million in expenses related to our name change that we did not incur in 2002. Personnel and payroll related expenses increased $1.5 million from the year ended December 31, 2001 as compared to the year ended December 31, 2002, due to increased headcount associated with our acquisition of InterAct in April 2002. Allocated depreciation expense increased $1.5 million from the year ended December 31, 2001 to the year ended December 31, 2002, also due to increased sales and marketing headcount. Bad debt expense decreased $0.6 million for the year ended December 31, 2002 as compared with the year ended December 31, 2001 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging. Expenses related to outside services decreased $0.8 million for the year ended December 31, 2002, from the year ended December 31, 2001. Additionally, office rent and recruiting expense decreased $0.4 million and $0.2 million, respectively, for the year ended December 31, 2002 from the same period in 2001 in line with our restructuring efforts and stable headcount.

     Research and Development. Research and development expense increased $1.9 million from $5.7 million for the year ended December 31, 2001 to $7.6 million for the year ended December 31, 2002. Personnel and payroll related expenses increased $0.8 million for the year ended December 31, 2002 over the year ended December 31, 2001, as a result of an increase in headcount and salaries. The remainder of the increase for the year ended December 31, 2002 over the year ended December 31, 2001 was due to a $0.6 million increase in allocated depreciation and a $0.5 million increase in maintenance and repairs, primarily due to an increase in headcount coupled with a reduction in equipment specifically allocated to cost of revenue.

     General and Administrative. General and administrative expense remained consistent for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Expenses related to outside services decreased $0.4 million for the year ended December 31, 2002 from the year ended December 31, 2001. In the first quarter of 2001, we incurred $0.2 million in royalty expenses pertaining to a contract that was terminated during that quarter. Offsetting these decreases, personnel and payroll related expenses increased $0.6 million for the year ended December 31, 2002 over the year ended December 31, 2001. Additionally, allocated depreciation increased $0.2 million for the year ended December 31, 2002 over the same period in 2001, whereas legal expenses decreased $0.1 million for the year December 31, 2002 over the same period in 2001.

     Amortization of Goodwill. Amortization of goodwill was $26.5 million for the year ended December 31, 2001, as result of our acquisition of Contigo in June 2000.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.2 million from $2.8 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which generally are four years. During the years ended December 31, 2001 and December 31, 2002, we recorded $1.2 million and $3.7 million, respectively, of deferred stock-based compensation. $3.4 million of the deferred stock-based compensation was recorded in the second quarter of 2002 and relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002. Additionally, for the years ended December 31, 2001 and December 31, 2002, we reversed $5.1 million and $0.5 million of deferred stock-based compensation related to the cancellation of unvested stock options.

     Asset Impairment Charges. In the second quarter of 2001, we performed a strategic review of our fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where we had excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions. We completed a significant portion of the sale and disposal of the assets in 2001 and completed the remainder in the first half of 2002. In connection with the plan of disposal, we determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, recorded an impairment loss of $2.7 million in the second quarter of 2001. The asset write-offs were determined under the held for disposal model. In addition, we wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with our prior name.

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. In the fourth quarter of 2001, we received equipment valued at $1.8 million and anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to us at net book value. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of a note receivable over the cash and equipment we expected to receive. Throughout the course of 2002, we received cash distributions of approximately $1.0 million. In the fourth quarter of 2002, we recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon compete dissolution and liquidation of Evoke Communications Europe.

     In the fourth quarter of 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. For a discussion of the methodology used to determine the amount of the impairment charge under this model, see the section entitled “Critical Accounting Policies and Estimates” below and the footnotes to our consolidated financial statements beginning on page F-8. We expect to complete the sale and disposal of the assets in the first half of 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, we recorded an impairment loss of $186,000 in the fourth quarter of 2002.

     Restructuring Charge and Contract Termination Expense. Our restructuring activities have included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. We recorded restructuring charges of $1.7 million in 2001, which consisted of $0.9 million in severance costs, $1.8 million in contract termination expenses and a $1.0 million favorable restructuring reserve adjustment primarily due to the net effect of successfully subleasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a software contract. The contract termination expense relates to terminating a software license agreement. In connection with the termination, we incurred a charge of $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company’s common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense). In 2002, the Company recorded restructuring charges of $0.6 million to record additional charges associated with offices that remain vacant while we continue our attempts to sublease these facilities.

     Other Income (Expense). Interest income decreased $0.9 million from $1.4 million for the year ended December 31, 2001 to $0.5 million for the year ended December 31, 2002. The decrease was due to higher cash balances and higher rates of return on our cash balances in 2001 compared to 2002. Interest expense decreased $0.1 million from $0.5 million for the year ended December 31, 2001 to $0.4 million for the year ended December 31, 2002 as we carried lower debt balances in the current year.

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

     Sales and Marketing. Sales and marketing expense decreased $32.8 million from $53.2 million for the year ended December 31, 2000 to $20.4 million for the year ended December 31, 2001. Expenses related to advertising and promotion decreased $22.4 million in the year ended December 31, 2001 from the respective period in 2000 as we reduced our advertising in anticipation of changing our name in the second quarter of 2001. The decreased spending on advertising and promotional campaigns continued through the fourth quarter of 2001. Salaries, commissions and payroll related expenses decreased $7.0 million for the year ended December 31, 2001 from the year ended December 31, 2000 primarily related to the reduction in our sales force as a result of our corporate restructuring which took place in January 2001. Bad debt expense increased $0.4 million for the year ended December 31, 2001 over the respective period in 2000. This increase is related to incremental charges to our bad debt reserve as our accounts receivable increased. The remainder of the expenses that decreased for the year ended December 31, 2001 from the year ended December 31, 2000 are office rent, recruiting, telecommunications and Internet access costs, travel, and trade show related expenditures consistent with the reduction in our workforce and office closures that took place in January 2001 and our cost containment initiatives that continued throughout 2001.

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

     Amortization of Goodwill. Amortization of goodwill was $14.5 million and $26.5 million for the years ended December 31, 2000 and 2001, respectively, as result of our acquisition of Contigo in June 2000.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $5.6 million from $8.4 million for the year ended December 31, 2000 to $2.8 million for the year ended December 31, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which are generally four years. During the years ended December 31, 2000 and 2001, we recorded $10.7 and $1.2 million, respectively, of deferred stock-based compensation. Additionally, for the year ended December 31, 2001 and as a result of reductions and changes in our workforce, we reversed $5.1 million of deferred stock-based compensation related to the cancellation of unvested stock options.

     Asset Impairment Charges. We have previously recorded losses that have reduced our investment in Evoke Communications Europe to zero. We have no obligations to fund future operating losses of Evoke Communications Europe. In the third quarter of 2001, the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe will be liquidated and its operations will cease. In the fourth quarter of 2001, we received equipment valued at $1.8 million and we anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable from Evoke Communications Europe over the cash and equipment we expected to receive.

     In the second quarter of 2001, we performed a strategic review of our fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where we had excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions that continued through the second quarter of 2001. We completed a significant portion of the sale and disposal of the assets in 2001 and expected to complete the remainder in 2002. In connection with the plan of disposal, we determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, we recorded an impairment loss of $2.7 million in the second quarter of 2001. We determined the asset write-offs under the held for disposal model. In addition, we wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with our previous name.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with actions taken to streamline operations, we recorded restructuring charges in the first quarter of 2001 of $0.8 million. In the second quarter of 2001, we incurred severance charges of $0.1 million and incurred a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully leasing several remote offices with terms more favorable than originally anticipated, and also consummated an early termination settlement of a software contract. In the third quarter of 2001, we recorded a net restructuring charge of $0.3 million consisting of a $0.5 million charge to close two additional remote sales offices and additional charges associated with offices that remained vacant while we continued our attempts to sublease these facilities, and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments with terms more favorable than originally anticipated. In the fourth quarter of 2001, we recorded a restructuring charge of $0.1 million to record additional charges associated with offices that remained vacant while we continued our attempts to sublease these facilities. At December 31, 2001, our restructuring reserves totaled $1.6 million, of which $0.7 million was current and $0.9 million was long-term and solely related to lease cancellation costs, which will be relieved as payments are made. Through December 31, 2001, we had been successful in sub-leasing four facilities and terminating facility lease commitments on four facilities. As of December 31, 2001, the restructuring reserve for facilities was comprised of seven offices. The remaining balances will be adjusted as we continue in our efforts to sublease or otherwise minimize our commitments on our remaining remote sales offices.

     Contract Termination Expense. In March 2001, we agreed to terminate a software license agreement. In connection with the termination, we incurred a charge of approximately $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company’s common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense).

     Other Income (Expense). Interest income decreased $2.3 million from $3.7 million for the year ended December 31, 2000 to $1.4 million for the year ended December 31, 2001. The decrease was related to higher average cash balances in 2000 compared to 2001 due to the private equity financing we completed in the fourth quarter of 1999 and first quarter of 2000 that was utilized in operations over the course of 2000 and into 2001. The decrease was also due to lower rates of return on our cash balances in 2001 as compared to 2000. Interest expense remained flat at $0.5 million for the years ended December 31, 2000 and 2001. Loss on the sale of fixed assets was $0.3 million for the year ended December 31, 2001.

Income Taxes

     We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”. At December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $124.6 million, which are available to offset future federal taxable income, if any, through 2022. We experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual usage per year of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $103.1 million are not limited by Section 382 as of December 31, 2002. The availability of our net operating losses will be effected should we experience another ownership change in the future, as defined in Internal Revenue Code Section 382. We have not recorded a deferred tax benefit for the net operating loss carry-forwards. We make periodic reviews of the realizability of our deferred tax assets and will make adjustments to the valuation allowance when it is more likely than not that the deferred tax assets will be realized.

Quarterly Results of Operations

     The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(in thousands, except per share data)
Revenue	$9,017	$9,110	$10,050	$11,233	$13,877	$15,388	$15,700	$15,686
Cost of revenue	6,128	5,642	5,089	5,598	6,929	7,302	6,618	5,787

Gross profit	2,889	3,468	4,961	5,635	6,948	8,086	9,082	9,899

Operating expenses:
Sales and marketing	6,689	4,487	4,799	4,389	4,201	4,808	4,774	4,724
Research and development	1,509	1,211	1,433	1,551	1,983	2,129	1,854	1,634
General and administrative	2,278	1,771	1,769	1,578	1,809	1,897	1,774	2,032
Amortization of goodwill	6,626	6,626	6,626	6,628	—	—	—	—
Stock-based compensation expense	396	1,037	633	768	650	787	841	751
Asset impairment charges	—	2,794	1,736	46	—	—	—	138
Restructuring charges, contract termination and litigation related expenses	2,581	(1,326)	316	126	172	412

Total operating expenses	20,079	16,600	17,312	15,086	8,815	10,033	9,243	9,279

Income (loss) from operations	(17,190)	(13,132)	(12,351)	(9,451)	(1,867)	(1,947)	(161)	620
Other income (expense), net	(791)	200	82	(92)	18	26	23	(67)

Net income (loss)	$(17,981)	$(12,932)	$(12,269)	$(9,543)	$(1,849)	$(1,921)	$(138)	$553

Net income (loss) per share
basic	$(0.38)	$(0.27)	$(0.26)	$(0.20)	$(0.04)	$(0.04)	$(0.00)	$0.01

diluted	$(0.38)	$(0.27)	$(0.26)	$(0.20)	$(0.04)	$(0.04)	$(0.00)	$0.01

Weighted average number of common shares outstanding basic	46,962	47,087	47,201	47,858	48,424	50,304	51,432	51,801

diluted	46,962	47,087	47,201	47,858	48,424	50,304	51,432	53,935

     As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, we expect our results will fluctuate based on seasonal sales patterns, particularly around holidays and the spring and summer months. Accordingly, our operating results are difficult to predict. For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future performance. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the market for web conferencing services.

Liquidity and Capital Resources

     As of December 31, 2002, cash and cash equivalents were $31.7 million, a decrease of $2.5 million compared with cash and cash equivalents of $34.2 million held as of December 31, 2001.

     Net cash used by operations was $67.9 and $9.7 million for each of the two years ended December 31, 2000 and 2001, respectively. Net cash provided by operations was $7.2 million for the year ended December 31, 2002. Cash used in operations decreased significantly from 2000 to 2001 due to a decrease in our operating loss and an increase in non-cash expenditures. The significant decrease in our operating loss was primarily due to our restructuring effort, which began late in the fourth quarter of 2000 and was announced in January 2001. Our cost containment initiatives have continued throughout 2001 and 2002 during which time we have been able to increase revenue and related cash collections. Cash used in operations decreased from 2001 to 2002 and we generated positive cash flows from operations in the year ended December 31, 2002. The improvement is due to a significant decrease in our operating loss, a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable, a decrease in accounts payable and a decrease in deferred revenue.

     Net cash used by investing activities was $33.9, $3.7 and $9.6 million for each of the years ended December 31, 2000, 2001 and 2002, respectively. Net cash used in investing activities in 2000 primarily related to capital expenditures for equipment and software used in our data operations centers, the purchase of stock in a company from which we formerly licensed software and a payment associated with a business acquisition, net of cash acquired. We moved into our corporate headquarters in Louisville, CO in late 1999 and the majority of the expenditures in 2000 were attributable to the build out of our data operations center. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements and decreased significantly over 2000 as the majority of funds required to build out our infrastructure were expended in 2000. Net cash used by investing activities in 2002 primarily related to capital expenditures for equipment purchases, as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Additionally, we paid, net of cash received, $3.5 million to acquire substantially all of the assets of InterAct on April 30, 2002.

     Net cash provided by financing activities was $55.9 and $4.4 million for each of the years ended December 31, 2000 and 2001, respectively. Net cash used by financing activities was $0.1 million for the year ended December 31, 2002. Cash provided by financing activities in 2000 was primarily from the sale of our Series E preferred stock and the sale of common stock in our initial public offering, net of payments made under our debt financing arrangements. Cash provided by financing activities in 2001 was primarily from the exercise of common stock options and proceeds from our debt financing, net of payments made. Cash used by financing activities in 2002 was primarily due to debt service payments offset by cash proceeds from the exercise of common stock options.

     As of December 31, 2002, we had approximately $3.1 million in total debt obligations outstanding, of which approximately $1.0 million was current.

     On October 9, 2001, we entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit bore interest at the bank’s prime rate and were limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. We incurred commitment fees of $35,000, which were being amortized over the term of the agreement. The revolving line of credit was available through February 28, 2003. Advances under the revolving line of credit could be repaid and re-borrowed at any time prior to the maturity date. On October 12, 2001 we received $5.0 million pursuant to the term loan referenced above. The term loan was to be repaid with monthly principal payments of $139,000 plus interest at 8% over 36 months. Effective December 31, 2002, the terms of the loan and security agreement were amended to renew and increase the revolving line of credit and refinance the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of $81,000 plus interest at 5.25% over 36 months. Advances under the revolving line of credit are limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2002, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $8.4 million. The loan and security agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2002, the balance due under this agreement is approximately $3.1 million, of which approximately $1.0 million is current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     In the first quarter of 2002 our cash and cash equivalents decreased $1.8 million, in the second quarter of 2002 our cash and cash equivalents decreased $4.4 million, in the third quarter of 2002 our cash and cash equivalents increased $2.7 million and in the fourth quarter of 2002 our cash and cash equivalents increased $1.0 million. While overall our cash balance decreased $2.5 million in 2002, we generated positive cash flows from operations for the fifth consecutive quarter. Additionally, we paid, net of cash received, $3.5 million to acquire InterAct. Looking ahead we expect our debt service payments to decrease in 2003 over 2002 and we expect our cash basis capital expenditures to remain relatively flat. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have on 2003.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries and none of our customers constituted greater than 10% of our revenue in 2000 and 2001. In 2002, we recorded sales to Qwest Communications International, Inc., which represented 14.3% of total revenue. The receivable due from Qwest at December 31, 2002, all of which was current, was $2.5 million or 25.2% of our total accounts receivable balance. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion. We expect Qwest’s revenue contribution to decrease below 10% of our total revenue in the first quarter of 2003, primarily as a result of a transition by Qwest from a subscription contract for our Web Conferencing Pro service to a usage-based contract.

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. In connection with the liquidation and dissolution, we received cash of approximately $1.0 million in 2002. At December 31, 2002, the liquidation and dissolution was substantially complete and, as a result, we expect significantly less cash distributions in 2003.

     As of December 31, 2002, our purchase commitments for bandwidth usage and telephony services were approximately $28.3 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of December 31, 2002 are approximately $10.8 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to three offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through December 31, 2002, we have been successful in terminating four facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing seven facilities. Future minimum sublease receivables for the seven subleased facilities, as of December 31, 2002, approximate $1.8 million that we expect to receive through August 2005.

     Our contractual obligations and commitments to make future payments as of December 31, 2002 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt	$3,056	$1,030	$1,945	$81	$—
Operating leases	10,792	2,704	4,626	2,030	1,432
Purchase obligations	28,303	15,601	12,702	—	—

Total contractual obligations and commitments	$42,151	$19,335	$19,273	$2,111	$1,432

     We expect that existing cash resources and our credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. We expect our cash flows will continue to improve and will eventually enable us to consistently maintain positive cash flows from operations, and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets and restructuring charges and reserves.

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

Accounts Receivable

     We perform ongoing credit evaluations and continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our doubtful accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience doubtful accounts at the same rate as we have in the past. Our accounts receivable is currently diverse and is comprised of numerous customers geographically dispersed across many different industries. In 2002, we recorded sales to Qwest Communications International, Inc., which represented 14.3% of total revenue. The receivable due from Qwest at December 31, 2002, all of which was current, was $2.5 million or 25.2% of our total accounts receivable balance. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on the collectability of our accounts receivables and future operating results.

Long-Lived Assets and Their Impairment

     Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and we measure the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. In 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model described above. We expect to complete the sale and disposal of the assets in the first half of 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less costs to sell, and as a result, we recorded an impairment loss of $186,000 in the fourth quarter of 2002.

Goodwill

     Effective January 1, 2002, we adopted the provisions of SFAS 142 which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We completed our first phase impairment analysis and did not find indication of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary in 2002. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and profitability to determine fair value. The valuation techniques that we consider include a weighted average multiple of revenue, a weighted average multiple of cash flow, our stock market capitalization and the book value of our assets. Our stock has been and continues to be volatile and subsequent to December 31, 2002, our market capitalization has decreased significantly. We do not believe market capitalization alone, particularly given the volatility in our stock price, is a good indicator of impairment. As such, we will continue to monitor the volatility in our stock price and the resulting market capitalization, as well as all of our other impairment indicators, and will continue to assess their collective impact on our recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record charges for impairment of goodwill in the future and there can be no assurances that our goodwill will not be impaired in the future.

     In 2002, we recorded $6.9 million in goodwill as a result of our acquisition of InterAct Conferencing. At December 31, 2002, we had approximately $45.6 million in goodwill subject to the impairment testing provisions of SFAS 142.

Income Tax Valuation Allowances

     We have recorded a valuation allowance equal to our deferred tax asset. We have not generated taxable income and until we do so for a reasonable period of time we expect to continue to provide a valuation allowance for 100% of our deferred tax assets. When we determine that we will be able to utilize some or all of our deferred tax benefits, we will record an asset that will increase net income in the period in which such determination is made. Our deferred tax asset at December 31, 2002 is approximately $48.2 million. At December 31, 2002, we had a net operating loss carry-forward of approximately $124.6 million, which is available to offset future taxable income through 2022.

Restructuring Reserves

     At December 31, 2002, our restructuring reserves totaled $1.0 million and solely relate to facility costs. The restructuring reserve will be relieved by payments we make, net of our sub-tenants’ rent payments to us for all sub-leased offices. The facility reserve will increase or decrease based on our ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. As of December 31, 2002, the facility reserve was comprised of three offices. Currently, the minimum lease payments for the three offices total approximately $61,000 per month. We have fully reserved two of the remaining offices because the offices are anticipated to remain vacant and the leases expire in the first half of 2003. As a result, barring a default by a subtenant on an existing sublease only one office can subject us to future restructuring charges. Due to the current real estate market, it has taken us longer than expected to sub-lease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. If we are able to sublease or otherwise terminate a lease obligation on terms more favorable than we currently have projected, we will adjust the reserve accordingly and increase income in the quarter the adjustment is made. If we are unable to reduce or eliminate our commitment on the one remaining office that is not fully reserved in a timely fashion, we will make unfavorable adjustments to the restructuring reserve and record expense in the quarter the adjustments are made.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than upfront for employees who render future services beyond a minimum retention period. The minimum retention period would be based on the legal notification period, or if there is no such requirement, 60 days. The provisions of SFAS 146 are effective for the Company for disposal activities initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement 123.” SFAS 148 amends FASB 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for the Company in fiscal 2003 and in fiscal 2002 for certain disclosures. Management does not believe the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not plan to change to the fair value based method of accounting for stock-based employee compensation.

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

We have a history of losses and we may not sustain profitability.

     Our operating costs have exceeded our revenue in each quarter since our inception in April 1997, except for the quarter ended December 31, 2002. If we do not sustain profitability in the future, we may be unable to continue our operations. We have incurred cumulative net losses of approximately $171.9 million from our inception through December 31, 2002 and we may have additional net losses in 2003. Our revenue may not continue to grow and, as a result, we may not achieve or maintain profitability in the future. In addition, we expect to incur significant sales and marketing, research and development, and general and administrative expenses in the future. Accordingly, we must significantly increase our revenue to maintain profitability and to continue our operations.

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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income (loss) ranged between $1.2 million net loss and $0.6 million net income in the four quarters ended December 31, 2002. Our quarterly revenue ranged between $13.9 million and $15.7 million in the four quarters ended

December 31, 2002. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

     Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

We depend on single source suppliers for key components of our infrastructure and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

     We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. One of these suppliers on which we are substantially dependent for telephony services is WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier was to terminate or interrupt its services, we would experience difficulties in obtaining alternative sources on commercially reasonable terms, if at all, or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, we expect that our cost of sales would substantially increase. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources.

A high percentage of our revenue is attributable to repeat customers, including Qwest Communications International, Inc., none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based model. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

     Additionally, we target our services to large companies, including large telecommunications companies, and as a result, we may experience an increase in customer concentration. In particular, during the year ended December 31, 2002, we recorded sales to Qwest Communications International, Inc., which represented 14.3% of total revenue, which subjects us to a number of risks, including a credit risk that we may not be paid a material portion of outstanding current or future accounts receivables from this customer. The receivable due from Qwest at December 31, 2002, all of which was current, was approximately $2.5 million or 25.2% of the Company’s total accounts receivable balance. In addition, our top five customers accounted for 31.4% of our revenue in 2002. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to sustain profitability on a consistent basis could be harmed.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

     For the year ended December 31, 2002, 14% of our revenue was attributable to our indirect customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis.

     If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve widespread adoption for our services will suffer and our business and operating results will be harmed. Establishing these distribution relationships can take several months or more. Additionally, it typically takes several months or longer before our distribution arrangements generate revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote greater resources to marketing and supporting the products and services of our competitors.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, in 2003, we intend to commercially release our next generation web conferencing service and technology. We may not successfully identify, develop and market this next-generation service and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our net losses will increase and we may not be able to sustain profitability on a consistent basis. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

     In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

Competition in the web conferencing services market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft announced its intention to acquire Placeware, a private company offering web conferencing services. In addition, some large software providers, such as Oracle and IBM, have announced their intention to provide web conferencing services in addition to their software offerings.

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

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, such as the Microsoft/Placeware acquisition, thereby increasing the ability of the competitor to compete with our services; or

•	a competitor could acquire or partner with one of our key suppliers.

If we fail to offer competitive pricing, we may not be able to attract and retain customers.

     Because the web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to sustain profitability on a consistent basis.

Our sales cycle makes it difficult to predict our quarterly operating results.

     Our sales cycle varies from several weeks to several months depending on the type and size of customer approached. Oftentimes, potential customers require approvals from multiple decision makers within their organizations. In addition, since most of our services are provided on a usage-based pricing model, it generally takes several weeks or months before our services are ramped for use within an organization. These variables make it difficult for us to predict if and when our services will be adopted and used by our customers. As a result, our quarterly operating results are difficult to predict.

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

     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Denver, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to sustain profitability on a consistent basis.

Our services are often used to share confidential and sensitive information and, as a result, if our security system is breached, our business and reputation could suffer.

     We must securely receive and transmit confidential information for our customers over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, and expose us to risk of loss or liability. If we fail to provide adequate security measures to protect the confidential information of our customers, our customers may refrain from using our services or potential customers may not choose to use our services, and as a result, our operating results would be harmed. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by any breach. In addition, our internal systems are accessible to a number of our employees. Although each of these employees is subject to a confidentiality agreement, we may be unable to prevent the misappropriation of this information.

If we do not increase the capacity of our infrastructure in excess of customer demand, customers may experience service problems and choose not to use our services.

     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally maintain 50% capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to sustain profitability on a consistent basis. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

Our failure to manage growth could cause substantial increases in our operating costs and harm our ability to sustain profitability on a consistent basis and, therefore, decrease the value of our stock.

     Despite our restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to sustain profitability on a consistent basis. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

Our joint venture with @viso Limited was not successful and any additional international expansion may not be successful, which could harm our ability to attract multi-national customers and cause our operating losses to increase.

     We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture is in the process of being liquidated and will be dissolved. This decision may harm our strategy to expand internationally and attract multi-national customers. Further, we will not realize the value from the costs associated with starting up this venture. In addition, we have, and may continue to, expend significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not sustain profitability on a consistent basis, thereby causing our stock price to decline.

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

We are not experienced in managing facilities, people and operations in geographically diverse areas, which we now are required to do as a result of the acquisition of InterAct Conferencing, LLC.

     As a result of our acquisition of substantially all of the assets of InterAct Conferencing, we have operations in multiple facilities in geographically diverse areas. In particular, we have expanded our sales force in connection with the acquisition and have transitioned the management of the sales force to the former chief executive officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas. We may not sustain the financial results that InterAct has achieved in the past because of integration problems, changes that we have made to InterAct’s operations and the potential loss of customers who may decide not to continue their relationship with us.

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

     In addition, if we were to make any acquisitions, we could:

•	issue equity securities that would dilute our stockholders;

•	expend cash;

•	incur debt;

•	assume unknown or contingent liabilities; or

•	experience negative effects on our results of operations.

Our Web and Phone Conferencing service may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

     We believe our Web and Phone Conferencing service is not subject to regulation by the Federal Communications Commission (FCC) or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Web and Phone Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Web and Phone Conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Web and Phone Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

Our competitors may be able to create systems with similar functionality to ours and third-parties may obtain unauthorized use of our intellectual property.

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own three patents relating to features of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third-parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome could be uncertain.

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

Our business may be harmed if our services do not work with the various hardware and software systems, including corporate security measures, used by our customers.

     We currently provide services to customers with various hardware and software systems, ranging from legacy to next-generation applications and networking equipment. If our services are unable to support these diverse platforms, and if we fail to modify our services to support new versions of these applications and equipment, our services may fail to gain broad market acceptance, which would cause our operating results to suffer. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, our customers and potential customers may block reception of web services like ours within their corporate environments. In order for customers to use our services, customers and users may need to reconfigure their corporate intranets, security measures and firewalls. Widespread adoption of our technology and services depends on overcoming these obstacles.

Our web conferencing services will not generate significant revenue if businesses do not switch from traditional teleconferencing and communication services to web conferencing.

     If businesses do not switch from traditional teleconferencing and communication services, our services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new web conferencing services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not sustain profitability on a consistent basis and the price of our common stock would decline. Growth in revenue from our services will depend in part on an increase in the number of customers using the web-based features in addition to our traditional conferencing features.

We Disclose non-GAAP Financial Information.

     We prepare and release quarterly unaudited and annual audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash expenses and other charges, consisting primarily of depreciation, the amortization of intangible assets, stock-based compensation and restructuring costs. We believe the disclosure of non-GAAP financial information helps investors more meaningfully evaluate the results of our operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2002, we had long-term debt, including current portion, in the aggregate amount of $3.1 million with an interest rate of 5.25% with payments due through January 2006. A change in interest rates would not affect our obligations related to long-term debt existing as of December 31, 2002, as the interest payments related to that debt are fixed over the term of the debt. At December 31, 2002, we had a $12.5 million revolving line of credit with a loan value of $8.4 million based on 90% of the underlying eligible accounts receivable at year-end. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings including any advances on our revolving line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at December 31, 2002, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the section of the Company’s 2003 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 entitled “Proposal 1-Election of Directors” and the section entitled “Management.”

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section of the Company’s 2003 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

     Incorporated by reference to the section of the Company’s 2003 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Grants and Exercises.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company’s 2003 Definitive Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 entitled “Certain Transactions.”

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements: The consolidated financial statements of Raindance Communications, Inc. are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.
2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.
2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.
3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.
10.1(1)	2000 Equity Incentive Plan.
10.2(1)	2000 Employee Stock Purchase Plan.
10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.
10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.
10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.
10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.
10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.
10.16.1(5)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.
10.20(1)+	Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.
10.24(2)	Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.
10.26	Executive Performance-Based Compensation Arrangement
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of attorney (included on signature page).
99.1	Chief Executive Officer and Chief Financial Officer Certificate.

+	Confidential treatment granted with respect to portions of these exhibits.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

(3)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on August 14, 2001.

(4)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on May 15, 2002.

(5)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on August 14, 2002.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by us during the last quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

Raindance Communications, Inc.

By:	/s/ Nicholas J. Cuccaro

Nicholas J. Cuccaro
Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Berberian and Nicholas J. Cuccaro, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Berberian Paul A. Berberian	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 26, 2003

/s/ Nicholas J. Cuccaro Nicholas J. Cuccaro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ Patrick J. Lombardi Patrick J. Lombardi	Director	March 26, 2003

/s/ Daniel E. Somers Daniel E. Somers	Director	March 26, 2003

/s/ Donald F. Detampel, Jr. Donald F. Detampel, Jr.	Director	March 26, 2003

/s/ Steven C. Halstedt Steven C. Halstedt	Director	March 26, 2003

Form 10-K Certification

I, Paul A. Berberian, certify that:

1.     I have reviewed this annual report on Form 10-K of Raindance Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Paul A. Berberian

Paul A. Berberian
Chief Executive Officer and President

Form 10-K Certification

I, Nicholas J. Cucarro, certify that:

1.     I have reviewed this annual report on Form 10-K of Raindance Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Nicholas J. Cuccaro

Nicholas J. Cuccaro
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Raindance Communications, Inc.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Raindance Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Raindance Communications, Inc. and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raindance Communications, Inc. and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 1(e), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, which were adopted by the Company on January 1, 2002.

             KPMG LLP

Boulder, Colorado
February 7, 2003

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,222	$31,699
Accounts receivable, net of allowance for doubtful accounts of $775 and $850 in 2001 and 2002, respectively	5,517	8,982
Due from affiliate	993	50
Prepaid expenses and other current assets	1,708	983
Due from employees	78	12

Total current assets	42,518	41,726
Property and equipment, net	27,959	24,493
Goodwill, net	38,652	45,587
Due from employees	163	2
Other assets	960	1,197

TOTAL ASSETS	$110,252	$113,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,428	$5,193
Current portion of long term debt	1,893	1,030
Accrued expenses	908	629
Accrued compensation	1,025	2,322
Restructuring reserve	662	507
Deferred revenue	1,035	423

Total current liabilities	10,951	10,104
Long term debt, less current portion	3,064	2,026
Restructuring reserve, less current portion	914	518
Deferred revenue, less current portion	516	—
Other	39	34

TOTAL LIABILITIES	15,484	12,682

STOCKHOLDERS’ EQUITY:
Common stock, par value $.0015, 130,000,000 shares authorized; issued and outstanding 48,130,324 and 51,895,813 shares in 2001 and 2002, respectively	72	78
Additional paid-in capital	267,064	276,211
Deferred stock-based compensation	(3,823)	(4,067)
Accumulated deficit	(168,545)	(171,899)

Total stockholders’ equity	94,768	100,323

Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,252	$113,005

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,

	2000	2001	2002

Revenue	$18,022	$39,410	$60,651
Cost of revenue (exclusive of stock-based compensation expense of $299, $228 and $197 for the years ended December 31, 2000, 2001 and 2002, respectively, shown below)	16,144	22,457	26,635

Gross profit	1,878	16,953	34,016

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $992, $471 and $289 for the years ended December 31, 2000, 2001 and 2002, respectively, shown below)	53,169	20,362	18,508
Research and development (exclusive of stock-based compensation expense of $792, $631 and $620 for the years ended December 31, 2000, 2001 and 2002, respectively, shown below)	8,011	5,704	7,599
General and administrative (exclusive of stock-based compensation expense of $6,300, $1,504 and $1,922 for the years ended December 31, 2000, 2001 and 2002, respectively, shown below)	8,441	7,397	7,515
Amortization of goodwill	14,534	26,506	—
Stock-based compensation expense	8,383	2,834	3,028
Asset impairment charges	—	4,576	138
Restructuring charges, contract termination and litigation related expenses	11,133	1,696	584

Total operating expenses	103,671	69,075	37,372

Loss from operations	(101,793)	(52,122)	(3,356)

Other income (expense):
Interest income	3,692	1,351	474
Interest expense	(445)	(464)	(346)
Equity in loss of unconsolidated joint venture	(181)	—	—
Other, net	(26)	(1,488)	(126)

Total other income (expense)	3,040	(601)	2

Net loss	(98,753)	(52,723)	(3,354)
Preferred stock dividends and accretion to preferred stock redemption value	1,725	—	—

Net loss attributable to common stockholders	$(100,478)	$(52,723)	$(3,354)

Loss per share-basic and diluted	$(4.69)	$(1.12)	$(0.07)

Weighted average number of common shares outstanding-basic and diluted	21,443	47,280	50,502

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share data)

	Preferred Stock						Note	Accumulated
	Series A		Common Stock		Additional	Deferred	receivable	other
					paid-in	stock-based	from	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	compensation	officer	loss	Deficit	Total	loss

Balances at January 1, 2000	5,025,000	$503	575,806	$1	$11,939	$(9,306)	$—	$—	$(17,069)	$(13,932)
Exercise of common stock options	—	—	401,253	1	488	—	—	—	—	489
Issuance of common stock warrants	—	—	—	—	110	—	—	—	—	110
Issuance of common stock options at less than fair value, net of forfeitures	—	—	—	—	5,862	(5,862)	—	—	—	—
Issuance of common stock to officers and directors at less than fair value	—	—	395,168	—	5,338	(3,213)	(1,125)	—	—	1,000
Amortization of deferred stock-based compensation	—	—	—	—	—	8,290	—	—	—	8,290
Adjustment of note receivable to fair value	—	—	—	—	—	—	687	—	—	687
Interest on note receivable	—	—	—	—	—	—	(45)	—	—	(45)
Issuance of common stock and common stock options for the acquisition of business	—	—	4,425,176	7	78,317	(568)	—	—	—	77,756
Conversion of convertible preferred stock and mandatorily redeemable preferred stock value	(5,025,000)	(503)	34,037,522	51	117,136	—	—	—	—	116,684
Issuance of common stock upon the company’s initial public offering, net of offering costs	—	—	7,000,000	10	50,276	—	—	—	—	50,286
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	294	—	294	$294
Unrealized loss on investment	—	—	—	—	—	—	—	(1,156)	—	(1,156)	(1,156)
Net loss	—	—	—	—	—	—	—	—	(98,753)	(98,753)	(98,753)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(99,615)

Balances at December 31, 2000	—	—	46,834,925	70	269,466	(10,659)	(483)	(862)	(115,822)	141,710

Issuance of common stock under compensation arrangements	—	—	1,174,395	2	1,964	—	—	—	—	1,966
Common stock issued for cash	—	—	21,004	—	128	—	—	—	—	128
Common stock options issued for services	—	—	—	—	654	—	—	—	—	654
Cancellation of common stock options	—	—	—	—	(5,107)	5,107	—	—	—	—
Issuance of common stock options to officers at less than fair value	—	—	100,000	—	155	—	—	—	—	155
Issuance of common stock grants to officers at less than fair value	—	—	250,000	—	382	—	—	—	—	382
Amortization of deferred stock-based compensation	—	—	—	—	—	1,729	—	—	—	1,729
Adjustment of note receivable to fair value	—	—	—	—	—	—	(141)	—	—	(141)
Interest on note receivable	—	—	—	—	—	—	(12)	—	—	(12)

	Preferred Stock						Note	Accumulated
	Series A		Common Stock		Additional	Deferred	receivable	other
					paid-in	stock-based	from	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Capital	compensation	officer	loss	Deficit	Total	loss

Cancellation of note receivable			(250,000)	—	(578)	—	636	—	—	58
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(294)	—	(294)	$(294)
Realized loss on investment	—	—	—	—	—	—	—	1,156	—	1,156	1,156
Net loss	—	—	—	—	—	—	—	—	(52,723)	(52,723)	(52,723)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(51,861)

Balances at December 31, 2001	—	—	48,130,324	72	267,064	(3,823)	—	—	(168,545)	94,768
Issuance of common stock under compensation arrangements	—	—	1,556,458	2	1,843	—	—	—	—	1,845
Common stock options issued for services	—	—	—	—	306	—	—	—	—	306
Cancellation of common stock options	—	—	—	—	(463)	463	—	—	—	—
Common stock issued at less than fair value to directors for services rendered	—	—	10,450	1	77	—	—	—	—	78
Issuance of common stock for the acquisition of business	—	—	2,198,581	3	7,384	(3,352)	—	—	—	4,035
Amortization of deferred stock-based compensation	—	—	—	—	—	2,645	—	—	—	2,645
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(3,354)	(3,354)	$(3,354)

Balances at December 31, 2002	—	$—	51,895,813	$78	$276,211	$(4,067)	$—	$—	$(171,899)	$100,323

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(98,753)	$(52,723)	$(3,354)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	22,589	35,615	10,362
Loss of unconsolidated joint venture	181	—	—
Write down of note receivable from officer to net realizable value	593	—	—
Write down of note receivable from affiliate to net realizable value	—	1,782	—
Loss on disposition of stock	—	1,195	—
Asset impairment charges and restructuring charges	—	4,582	722
Stock-based compensation	8,383	2,834	3,028
Other	114	364	150
Changes in operating assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(3,751)	(627)	(2,811)
Prepaid expenses and other current assets	(2,546)	1,163	523
Other assets	(6,156)	139	732
Accounts payable and accrued expenses	11,154	(4,733)	(1,121)
Deferred revenue	243	672	(1,055)

Net cash provided (used) by operating activities	(67,949)	(9,737)	7,176

Cash flows from investing activities:
Purchase of property and equipment	(29,596)	(3,944)	(6,131)
Proceeds from disposition of equipment	77	204	11
Proceeds from sales and maturities of investment securities	648	—	—
Purchase of investment securities	(2,000)	—	—
Loan to Contigo Software, Inc.	(300)	—	—
Cash paid for acquisition of Contigo Software, Inc., net of cash acquired	(2,622)	—	—
Cash paid for acquisition of InterAct Conferencing, LLC, net of cash acquired	—	—	(3,522)
Other	(95)	—	—

Net cash used by investing activities	(33,888)	(3,740)	(9,642)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	5,013	—	—
Net proceeds from issuance of common stock	52,399	1,745	1,845
Preferred stock dividend	(150)	—	—
Proceeds from debt	—	5,000	—
Payments on debt	(1,348)	(2,357)	(1,902)

Net cash provided (used) by financing activities	55,914	4,388	(57)

Decrease in cash and cash equivalents	(45,923)	(9,089)	(2,523)
Cash and cash equivalents at beginning of year	89,234	43,311	34,222

Cash and cash equivalents at end of year	$43,311	$34,222	$31,699

Supplemental cash flow information - Interest paid in cash	$307	$263	$609

Supplemental noncash investing and financing activities:
Loan to officer for purchase of common stock	$1,125	$—	$—

Accounts payable incurred for purchases of fixed assets	$42	$120	$548

Exchange of investment for forgiveness of debt	$—	$157	$—

Common stock and stock options issued for acquisition of Contigo Software, Inc.	$77,756	$—	$—

Common stock issued for acquisition of InterAct Conferencing, LLC	$—	$—	$4,035

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Business and Basis of Financial Statement Presentation

     Raindance Communications, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides integrated web conferencing services for everyday business meetings and events. The Company’s business-to-business communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. The Company’s continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, and Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding. The Company operates in a single segment.

     The accompanying consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets and restructuring charges and reserves.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     (b)  Cash, Cash Equivalents and Investments

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at December 31, 2002 consist of money market accounts at four financial institutions.

     (c)  Restricted Cash

     Included in other assets at December 31, 2002 is $0.6 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

     (e)  Goodwill

     The Company first recorded goodwill amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead will be reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. In addition, the Company recorded $6.9 million in goodwill in April 2002 when it acquired InterAct Conferencing LLC. The Company consists of one reporting unit. The Company’s initial assessment of goodwill performed as of March 31, 2002 indicated that the fair value of the reporting unit exceeded the goodwill carrying value, and therefore, at that time, goodwill was not deemed to be impaired. The Company has not noted subsequent indicators of impairment, however, there can be no assurances that the Company’s goodwill will not be impaired in the future. The reconciliation of reported net loss attributable to common stockholders and reported loss per share and adjusted net loss attributable to common stockholders and adjusted loss per share, which represents the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001	2002

Net loss attributable to common stockholders	$(100,478)	$(52,723)	$(3,354)
Add back: goodwill amortization	14,534	26,506	—

Adjusted net loss attributable to common stockholders	$(85,944)	$(26,217)	$(3,354)

Loss per share — basic and diluted	$(4.69)	$(1.12)	$(0.07)
Add back: goodwill amortization	0.68	0.56	—

Adjusted loss per share — basic and diluted	$(4.01)	$(0.56)	$(0.07)

     Goodwill, net of accumulated amortization, as of December 31, 2001 and 2002 was $38.7 and $45.6 million, respectively.

     (f)  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment.

     (g)  Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consists of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In 2000 and 2001, none of the Company’s customers represented more than 10% of the Company’s revenue or accounts receivable. In 2002, The Company recorded sales to Qwest Communications International, Inc. that represented 14.3% of total revenue. The receivable due from

Qwest at December 31, 2002, all of which was current, was $2.5 million or 25.2% of the Company’s total accounts receivable balance. The Company’s operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

     (h)  Revenue Recognition

     Revenue for the Company’s Web and Phone Conferencing service is based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, the Company charges customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. The Company recognizes usage revenue from its Web and Phone Conferencing service as soon as a call or simulcast of a call is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

     Revenue for the Company’s Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

     Prices and specific service terms for Webcasting (legacy service) were usually negotiated in advance of service delivery. The Company recognized revenue from live event streaming when the content was broadcast over the Internet. The Company recognized revenue from encoding recorded content when the content became available for viewing over the Internet. The Company recognized revenue from pre-recorded content hosting ratably over the hosting period.

     Prices and specific service terms for Talking Email (legacy service) were negotiated in advance of service delivery. The Company recognized revenue, including any setup fees, ratably over the life of the contract.

     (i)  Advertising Costs

     The Company expenses advertising costs as they are incurred. Advertising expense was $16.1, $1.2 and $0.1 million for each of the years ended December 31, 2000, 2001 and 2002, respectively.

     (j)  Long-Lived Assets

     Prior to January 1, 2002 the Company utilized SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to evaluate the carrying value of long-term assets when events and circumstances warranted such a review. The carrying value of a long-lived asset was considered impaired when the anticipated undiscounted cash flows from such asset was separately identifiable and was less than the carrying value. In that event a loss was recognized based on the amount by which the carrying value exceeded the fair market value of the long-lived asset. Fair market value was determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as anticipated cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less costs to sell. In 2000, the Company recorded an asset impairment charge of $0.6 million primarily associated with the closure of remote sales offices. In 2001, the Company recorded an asset impairment charge of $4.6 million (see note 14).

     Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. In 2002, the Company recorded an asset impairment charge of $0.2 million (see note 14).

     (k)  Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, Accounting for Stock-Based Compensation, entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable, and (c) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three years ended December 31, 2002 (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001	2002

Net loss attributable to common stockholders, as reported	$(100,478)	$(52,723)	$(3,354)
Add: Stock-based employee compensation expense	8,149	2,579	2,207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(23,739)	$(23,973)	$(12,971)

Net loss attributable to common stockholders, as adjusted	$(116,068)	$(74,117)	$(14,118)

Loss per share — basic and diluted, as reported	$(4.69)	$(1.12)	$(0.07)

Loss per share — basic and diluted, as adjusted	$(5.41)	$(1.57)	$(0.28)

     (l)  Software Development Costs and Research and Development

     Costs incurred in the engineering and development of the Company’s services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable, have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on the straight-line basis over the software’s estimated useful life.

     Research and development costs are expensed as incurred.

     (m)  Foreign Currency Translation

     For the Company’s foreign subsidiary where the functional currency is something other than the United States dollar, the Company translates assets and liabilities at the exchange rate as of the balance sheet date. The Company translates income statement accounts at average rates for the periods. Translation adjustments are recorded in comprehensive income (loss). The Company had minimal foreign currency translation gains and losses in 2000 and 2001 and did not have any foreign currency transaction gains and losses in 2002. Gains and losses on intercompany transactions including amounts due from affiliates where settlement is not anticipated in the foreseeable future are recorded in other comprehensive income (loss).

     (n)  Comprehensive Loss

     The Company has adopted SFAS 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying comprehensive income. Comprehensive loss is equal to net loss except for unrealized loss on investment, realized loss on investment and foreign currency translation adjustments for the years ended December 31, 2000 and 2001. Comprehensive loss equals net loss for the year ended December 31, 2002.

     (o)  Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method (see note 8). Basic and diluted EPS are the same for each of the three years ended December 31, 2002 as all potential common stock instruments are antidilutive.

     The following table sets forth the calculation of earnings per share for each of the three years ended December 31, 2002 (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001	2002

Net loss attributable to common stockholders	$(100,478)	$(52,723)	$(3,354)

Common shares outstanding:
Historical common shares outstanding at beginning of year	576	46,835	48,130
Weighted average common shares issued during year	20,867	445	2,372

Weighted average common shares at end of year — basic and diluted	21,443	47,280	50,502

Loss per share — basic and diluted	$(4.69)	$(1.12)	$(0.07)

     The following potential common shares have been excluded from the computation of diluted loss per share as of December 31, 2000, 2001 and 2002 because their effect would have been antidilutive:

	As of December 31,

	2000	2001	2002

Shares issuable under stock options	8,161,116	8,171,913	8,409,064

Shares issuable pursuant to warrants	652,790	652,790	652,790

(2)  JOINT VENTURES AND ACQUISITIONS

     In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands’ corporation (Evoke Communications Europe). Pursuant to this agreement, the Company loaned Evoke Communications Europe approximately $4.6 million that was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment the Company expected to receive from the liquidation. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million and anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company received cash payments from Evoke Communications Europe of $1.0 million throughout 2002. In the fourth quarter of 2002, the Company recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe. The receivable is reflected in the balance sheet in current assets as due from affiliate.

     On June 16, 2000, the Company acquired Contigo Software, Inc. (Contigo) for cash of $6.1 million and 4,425,176 shares of common stock in exchange for all the outstanding shares of Contigo capital stock. The Company also issued 1,574,831 common stock options in exchange for outstanding Contigo stock options. The purchase price of the acquisition was $83.9 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Contigo subsequent to June 16, 2000 have been included in the Company’s statements of operations for the years ended December 31, 2000, 2001 and 2002. The purchase price allocation is as follows (in millions):

Tangible net assets	$2.8
Assumed deferred stock-based compensation	0.6
Goodwill	80.5

Total purchase consideration allocation	$83.9

     Goodwill was being amortized on a straight-line method over an estimated useful life of three years. In December 2000, the Company sold Contigo UK Ltd., a wholly owned subsidiary of Contigo, to Evoke Communications Europe for approximately $317,000. The sale price, plus net liabilities of approximately $808,000, was recorded as a reduction to the previously recorded goodwill.

     On April 30, 2002, the Company acquired substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. As a result of the acquisition, the Company expanded its sales force. In addition, the acquisition positively impacted revenue and reduced net loss for the year ended December 31, 2002. The Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. The Company also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in the Company’s consolidated financial statements.

     The aggregate purchase consideration paid to InterAct was $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of the Company’s common stock valued at $4.0 million. The Company also incurred $0.1 million of acquisition related expenses. In addition, 997,599 shares of the Company’s common stock were deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. The purchase price allocation is as follows (in millions):

Tangible net assets	$1.0
Goodwill	6.9

Total purchase consideration allocation	$7.9

     The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with Contigo and InterAct’s results of operations as if the Contigo acquisition took place on January 1, 2000 and the InterAct acquisition took place on January 1, 2001 (in thousands, except per share data).

	Years ended December 31,

	2000	2001	2002

Revenue	$20,005	$42,410	$62,161
Net loss	(104,755)	(51,972)	(3,185)
Basic and diluted loss per share	(4.39)	(1.09)	(0.06)

     The pro forma results for the year ended December 31, 2000 combine the Company’s results for the year ended December 31, 2000 with the results of Contigo as if the acquisition had occurred on January 1, 2000 with the exception of a $5.0 million payment made by Contigo to one of its officers, which is excluded from the pro forma net loss reflected above. This payment was made by Contigo upon the acquisition and was solely related to the consummation of the acquisition. The pro forma results for the year ended December 31, 2001 also combine the results of InterAct as if the acquisition had occurred on January 1, 2001.

     These pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition of Contigo had been consummated on January 1, 2000 and the acquisition of InterAct’s assets had occurred on January 1, 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

(3)  INVESTMENT SECURITIES

     At December 31, 2000 investment securities consisted of an equity investment in a public company. This investment was classified as “available for sale” in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” This investment was carried at fair market value with any unrealized gain or loss recorded as a separate component of stockholders’ equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned its investment in the software company’s common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001. This loss is reflected in the 2001 Consolidated Statement of Operations in Other income (expense).

(4)  OFFICER LOANS

     The Company had an unsecured note receivable dated September 7, 2000 due from its Chief Technology Officer in the face amount of $50,000. The note was originally due September 7, 2005 and bore interest at 6.22%. This obligation, including accrued interest, was paid in full during the fourth quarter of 2002.

     The Company had an unsecured note receivable dated January 24, 2001 due from its President and Chief Executive Officer in the face amount of $100,000. The note was originally due January 24, 2003 and bore interest at 8.00%. This obligation, including accrued interest, was paid in full during the fourth quarter of 2002.

     Both loans, based on their contractual maturities, were classified as long-term due from employees at December 31, 2001.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,

	2001	2002

Computers and office equipment	$32,142	$35,723
Software purchased or developed for internal use	6,996	10,152
Furniture and fixtures	2,252	2,241
Leasehold improvements	2,059	2,274
Assets held for sale	876	71

	44,325	50,461
Less accumulated depreciation and amortization	(16,366)	(25,968)

	$27,959	$24,493

     In the years ended December 31, 2001 and 2002, the Company capitalized $1,087,055 and $749,276, respectively, of software application development costs in accordance with SOP 98-1. These costs are being amortized over 18 months from the time the software is ready for its intended use. Amortization expense of all costs capitalized pursuant to SOP 98-1 was $272,300, $584,000 and $360,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Depreciation expense was $8.0, $8.5 and $10.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(6) DEBT

     On January 7, 1999, the Company entered into a loan and security agreement with a total commitment of $3,000,000 with a bank. In connection with obtaining this commitment, the Company issued warrants to purchase 86,538 shares of Series C Preferred stock to the lender. The exercise price of the warrants is $1.04 per share and the warrants expire on July 24, 2005. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. Draws under this agreement were to be repaid over 37 months, with interest at the 36 month Treasury note rate, plus 275 basis points. An additional payment of 9% of the amount financed was payable at the end of the term of the loan. This additional amount and the fair value of warrants of $75,000 was included in interest expense over the term of the agreement. During 1999, the Company borrowed, in four separate draws, the entire commitment of $3,000,000. The interest rate ranged from 7.41% to 8.40%. The loan and security agreement was secured by substantially all business assets except those that were secured by the debt facility described below. All balances due under this loan and security agreement were paid by December 31, 2002.

     On September 30, 1999, the Company entered into a promissory note and its related master loan and security agreement dated September 10, 1999, for $1,502,623 with a bank. In connection with obtaining this commitment, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock to the lender. The exercise price of the warrants is $3.00 per share and the warrants expire on September 29, 2004. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The draw under this agreement was to be repaid over 42 months, with interest at 13.33%. The promissory note was secured by the equipment that was financed. The fair value of the warrants was $105,000 and was included in interest expense over the term of the agreement. In November 2001, the Company made a payment of $648,590 to retire this obligation before its scheduled maturity date of February 2003. As a result, the remaining fair value of the warrants, which was $46,667, was expensed in November 2001.

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that consisted of a $7.25 million revolving line of credit and a $5.0 million term loan. Advances under the revolving line of credit bore interest at the bank’s prime rate and were limited to $7.25 million or 80% of eligible accounts receivable as defined in the agreement. The Company incurred commitment fees of $35,000, which were being amortized over the term of the agreement. The revolving line of credit was available through February 28, 2003. Advances under the revolving line of credit could be repaid and reborrowed at any time prior to the maturity date. On October 12, 2001 the Company received $5.0 million pursuant to the term loan referenced above. The term loan was to be repaid with monthly principal payments of $139,000 plus interest at 8% over 36 months. Effective December 31, 2002, the terms of the loan and security agreement were amended to renew and increase the revolving line of credit and refinance the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of $81,000 plus interest at 5.25% over 36 months. Advances under the revolving line of credit are limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2002, the Company did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $8.4 million. The loan and security agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2002, the balance due under this agreement (exclusively related to the term loan) is $3,055,556, of which $1,030,093 is current.

     Long-term debt consists of the following (in thousands):

	December 31,	December 31,

	2001	2002

Balance	$4,957	$3,056
Less current portion	(1,893)	(1,030)

Long-term debt, less current portion	$3,064	$2,026

     The aggregate maturities for long-term debt for each of the years subsequent to December 31, 2002 are as follows (in thousands): 2003—$1,030; 2004—$972; 2005—$972: 2006—$82.

(7) INCOME TAXES

     Income tax benefit relating to losses incurred differs from the amounts that would result from applying the applicable federal statutory rate as follows (in thousands):

	Years ended December 31,

	2000	2001	2002

Expected tax benefit	$(33,573)	$(17,926)	$(1,140)
State income taxes, net of federal impact	(3,632)	(1,793)	(118)
Change in valuation allowance for deferred tax assets	30,159	10,429	1,301
Stock compensation/exercise stock option benefit	2,031	981	(141)
Goodwill amortization	4,942	9,011	—
Other, net	73	(702)	98

Income tax benefit	$—	$—	$—

     Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,

	2001	2002

Net operating loss carryforwards	$46,502	$46,617
Depreciation and amortization	(2,906)	(1,855)
Stock-based compensation	1,449	2,013
Accrued liabilities	1,882	1,453

Net deferred tax asset	46,927	48,228
Valuation allowance	(46,927)	(48,228)

Net deferred tax asset, less valuation allowance	$—	$—

     At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $124.6 million, which are available to offset future federal taxable income, if any, through 2022.

     The Company experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual amount of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $103.1 million are not limited by Section 382 as of December 31, 2002.

     Due to the uncertainty regarding the realization of the deferred tax assets relating to the net operating loss carryforwards and other temporary differences, a valuation allowance has been recorded for the entire amount of the Company’s deferred tax assets as of December 31, 2001 and 2002. The Company makes periodic reviews of the realizability of its net deferred tax assets and will make adjustments to the valuation allowance when it is more likely than not that the net deferred tax assets will be realized.

(8)  PREFERRED STOCK, STOCK PLANS AND WARRANTS

     (a)  Mandatorily Redeemable Convertible and Convertible Preferred Stock

     At December 31, 2001 and 2002, the Company did not have any preferred stock outstanding since each share of preferred stock (Series A, Series B, Series C, Series D and Series E) was converted to common stock on the closing of the initial public offering in 2000. Prior to that time, the Company had the following series of preferred stock outstanding that were convertible at any time, at the option of the holder, into common stock as indicated below:

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

     Series B, Series C and Series D preferred stock were issued in 1997, 1998 and 1999 for $100.00, $1.04 and $3.00 per share, respectively. All issuances were for cash, except for 487,355 shares of Series C Preferred stock issued upon conversion of $506,861 of convertible debt and related accrued interest. Based on the beneficial conversion features of the Series D preferred stock, assuming an initial public offering price of $13.50 per share, the Company recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders by approximately $100 million in 1999, in accordance with Emerging Issues Task Force Bulletin 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5).

     On March 29, 2000, the Company issued 686,813 shares of Series E preferred stock (457,875 post split common shares) at $7.28 per share and a warrant to purchase 858,416 shares of Series E preferred stock for an aggregate purchase price of $5.0 million. The warrant is exercisable upon issuance at the initial public offering price of the Company’s common stock and expires in March 2003. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 572,277 shares of common stock at $8.00 per share. The fair value of the warrant was estimated to be $4.1 million, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6.5% and a term of 3 years. The fair value of the warrant was separately recorded as warrants for the purchase of mandatorily redeemable preferred stock and as a reduction in the Series E preferred stock. In addition, $350,000 was recorded as prepaid advertising costs related to future services to be provided to the Company by the preferred stockholder. The preferred stock was accreting to its issuance price over the period from issuance to redemption in March 2003. Based on the beneficial conversion terms of the preferred stock, assuming an initial public offering price of $13.50 per share, the Company recorded a deemed dividend related to the beneficial conversion feature and increased net loss attributable to common stockholders for the year ended December 31, 2000 by $1,181,000 at the date of issuance in accordance with EITF 98-5.

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

     (b)  Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants up to 11,666,666 shares of authorized but unissued common stock. On January 1, 2002 the Plan’s evergreen provisions increased the shares available for issuance to 14,470,740. At December 31, 2002, there were 4,328,749 additional shares available for grant or issuance under the Plan. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. Some of the Company’s options entitle option holders to early exercise their options, in which case shares issued upon exercise are restricted and subject to repurchase at the exercise price if those employees are terminated prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

     The Company has assumed certain stock option plans and the outstanding stock options of Contigo Software, Inc. (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. At December 31, 2002, 179,797 options were outstanding under the assumed plans with a weighted average exercise price of $3.21 and a weighted average remaining contractual life of 6.8 years.

     The Company utilizes APB Opinion 25 in accounting for its plans. In 2000, a total of 403,008 options and 398,296 common shares were granted with exercise prices and purchase prices less than fair value, resulting in total compensation of $9,075,000, net of forfeitures, to be recognized over the vesting period. In 2001, a total of 100,000 options were granted with exercise prices less than fair value, resulting in total compensation of $143,120, net of forfeitures. In 2002, a total of 10,450 common shares were granted at less than fair value, resulting in total compensation of $41,000. The per share weighted-average fair value of stock options granted during 2000 was $6.64 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends, expected volatility of 175%, risk-free interest rate of 6.5% and an expected life of 6 years. The per share weighted-average fair value of stock options granted during 2001 was $1.55 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends, expected volatility of 136%, risk-free interest rate of 5% and an expected life of 6 years. The per share weighted-average fair value of stock options granted during 2002 was $2.94 using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends, expected volatility of 106%, risk-free interest rate of 5% and an expected life of 6 years.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during 2000, 2001 and 2002 was as follows:

	Number of	Weighted-average
	Shares	exercise price

Balance at January 1, 2000	1,578,457	$0.98
Granted at less than fair value	403,008	4.50
Granted at fair value	6,333,350	6.95
Exercised	(385,778)	1.18
Cancelled	(1,306,715)	7.12

Balance at December 31, 2000	6,622,322	5.66
Granted at less than fair value	100,000	0.10
Granted at fair value	4,258,555	1.69
Exercised	(307,803)	0.83
Cancelled	(3,079,496)	6.28

Balance at December 31, 2001	7,593,578	3.33
Granted at fair value	2,359,086	3.53
Exercised	(482,172)	1.44
Cancelled	(1,241,225)	4.06

Balance at December 31, 2002	8,229,267	3.39

     Restricted shares issued for options exercised which are subject to repurchase totaled 9,773 shares at December 31, 2002.

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at December 31, 2002:

	Options outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$0.10 - 0.92	326,306	6.0	$0.37	262,799	$0.25
0.93 - 1.17	1,107,093	8.0	1.06	460,432	1.06
1.18 - 1.55	756,658	7.4	1.40	359,196	1.36
1.56 - 2.22	618,967	6.5	1.67	530,547	1.63
2.23 - 2.69	1,494,370	8.0	2.60	914,856	2.59
2.70 - 3.75	2,034,982	9.1	3.42	358,115	3.45
3.76 - 10.80	1,890,891	7.3	7.23	1,268,478	7.94

	8,229,267	7.9	3.39	4,154,423	3.75

     In addition, the Company has sold 579,749 shares of common stock through stock purchase rights under the Plan at prices ranging from $0.15 to $10.80 per share.

     In 2002 the Company modified stock option grants for two departing members of its board of directors. The Company accelerated the vesting on 97,225 options, which had a weighted average exercise price of $3.19. The Company also extended the time period permitted to exercise these options and certain options that were fully vested to one year. 140,000 options were affected by the additional time period permitted to exercise and the weighted average exercise price of those options was $2.73. The Company recorded compensation charges of $36,000 based on the intrinsic value of the stock option grants at the date of modification.

     Stock option activity in the assumed plans during 2000, 2001 and 2002 was as follows:

	Number of	Weighted-average
	Shares	exercise price

Options assumed in June 2000	1,574,831	$2.61
Exercised	(15,475)	2.18
Cancelled	(20,562)	2.66

Balance at December 31, 2000	1,538,794	2.62
Exercised	(724,528)	2.06
Cancelled	(235,931)	4.82

Balance at December 31, 2001	578,335	2.42
Exercised	(341,221)	1.77
Cancelled	(57,317)	3.79

Balance at December 31, 2002	179,797	3.21

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at December 31, 2002:

	Options outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$0.45 - 2.72	59,483	6.1	$1.05	59,483	$1.05
2.72 - 3.92	100,563	7.1	3.92	100,563	3.92
3.92 - 6.08	19,751	7.2	6.08	18,981	6.08

	179,797	6.8	3.21	179,027	3.20

     (c)  Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2000 ESPP. According to the Plan, commencing in 2001 and continuing through and including January 1, 2009, the aggregate number of shares of common stock subject to the ESPP will be increased by 3% of the lesser of the total number of shares of common stock outstanding on such January 1, or the total number of shares outstanding as of the effective date of the ESPP. The Board of Directors of the Company may designate a smaller number of shares to be added to the share reserve. As a result, an additional 1,402,037 shares of common stock were reserved in both January 2001 and January 2002, respectively, which represents 3% of the total number of shares outstanding as of the effective date of the ESPP. As a result, the total common shares available for issuance pursuant to the ESPP is 3,204,074. During 2001 employees purchased 291,704 shares at an average price of $1.01 per share. In February and August 2002 employees purchased an aggregate of 745,140 shares at an average price of $0.765 per share. At December 31, 2002, 2,167,230 shares were reserved for future issuance. At December 31, 2002 approximately $317,000 in payroll deductions have been withheld from employees for future purchases under the plan which will be at an approximate average price of $0.765 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

     (d)  Stock Purchase Warrants

     In January 1999, in connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C preferred stock. The warrants are exercisable at $1.04 per share and expire on July 24, 2005. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions:

no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 10 years. The fair value of the warrants was included in interest expense over the term of the agreement. In January 2003, one of the warrant holders notified the Company of its intent to utilize the net exercise feature of this warrant. Accordingly, the warrant holder utilized 50,769 shares of the warrant and the Company issued 28,176 shares of common stock.

     In September 1999, in connection with obtaining a $1.5 million loan, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants are exercisable at $3.00 per share and will expire on September 29, 2004. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 5 years. The fair value of the warrants was scheduled to be included in interest expense over the term of the agreement. As indicated in note 6 this loan was paid in full in November 2001 and accordingly, the remaining interest expense associated with this warrant was recognized at that time.

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

     At December 31, 2000, 2001 and 2002 the Company had total warrants outstanding to purchase 652,790 shares of common stock at a weighted-average exercise price of $7.35 per share.

(9) STOCKHOLDERS’ EQUITY

     (a)  Initial Public Offering

     On July 28, 2000, the Company closed its initial public offering of 7,000,000 shares of common stock at $8.00 per share, for net proceeds, after deducting underwriting commissions and expenses, of $50.3 million. At closing, all of the Company’s issued and outstanding shares of convertible preferred stock were converted into shares of common stock.

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

     (c)  Note receivable from officer for stock

     In connection with an issuance of restricted common stock on May 16, 2000, the Company received a full recourse note receivable from its then chief financial officer for $1,124,625, due in full on May 15, 2006. On November 21, 2000, this note was amended from a full recourse note to a note with the underlying shares as the sole collateral. Accordingly, at that date the Company began adjusting the note to the fair value of the underlying collateral through compensation charges. In the first quarter of 2001 the chief financial officer resigned and returned the restricted stock to the Company and the note receivable was cancelled. Additionally, in the first quarter of 2001 in connection with the chief financial officer’s resignation, the Company granted 250,000 shares of common stock and a stock option grant for 100,000 shares of common stock and recorded stock-based compensation expense associated with these grants of $528,000.

(10) COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

     The Company leases office facilities under various operating lease agreements that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers or directors of the Company. Rent expense related to related party leases was $893,684, $972,780 and $1,033,953 for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum lease payments are as follows (in thousands):

		Portion
		attributable
		to related
	Total	parties

2003	$2,704	$957
2004	2,550	964
2005	2,076	970
2006	1,122	977
2007	908	873
Thereafter	1,432	1,432

Total future minimum lease payments	$10,792	$6,173

     Total rent expense for the years ended December 31, 2000, 2001 and 2002 was $2,771,599, $1,751,013 and $1,377,057, respectively. As part of the restructuring described in note 12 the Company is in the process of attempting to sublease or otherwise minimize its net commitment with respect to three leases, which expire at various dates. Currently, the minimum lease payments for the three offices total approximately $61,000 per month. As of December 31, 2002 the Company has been successful in subleasing seven facilities. Future minimum sublease receivables for the seven subleased facilities, as of December 31, 2002, approximate $1.8 million that will be received through August 2005. Future minimum sublease receivables for each of the years subsequent to December 31, 2002 are as follows (in thousands): 2003-$716; 2004-$657; 2005-$388. The future minimum sublease receivables have been factored into any adjustments the Company has made to the respective restructuring reserve for the specific office (see note 12).

     (b)  Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. For the years ended December 31, 2003, 2004, and 2005, the minimum commitments are approximately $15.6 million, $12.6 million, and $0.1 million, respectively. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     (c)  Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of December 31, 2002, the Company’s liability would be approximately $337,500 if the officer was terminated under conditions defined in the agreement.

     (d)  Litigation

     From time to time, the Company has been subject to litigation and claims in the ordinary course of business. In March 2000, a claim was filed against the Company alleging trademark and service mark infringement.

     In the first quarter of 2001, the Company reached a settlement with respect to this litigation. As part of the settlement the Company agreed to change its name. Expenses related to this litigation, net of insurance reimbursement, were accrued as of December 31, 2000 and did not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

     Currently, management is not aware of any legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or liquidity.

(11) EMPLOYEE BENEFIT PLAN

     The Company adopted, effective January 1, 1998, a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. The Company did not make a discretionary employer matching or profit sharing contribution to the plan in 2000, 2001 or 2002.

(12) RESTRUCTURING RESERVES

     The Company recorded charges totaling $9.5 million in 2000 and $0.8 million in the first quarter of 2001 for restructuring activities. The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. In addition, as described in note 13, the Company incurred contract termination expenses of $1.8 million in the first quarter of 2001. In the second quarter of 2001 the Company incurred severance charges of $0.1 million and recorded a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully subleasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a software contract. In the third quarter of 2001, the Company recorded a net restructuring charge of $0.3 million which consisted of a $0.5 million charge to close two remote sales offices, additional charges associated with offices that remained vacant and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments on terms more favorable than expected. In the fourth quarter of 2001 and in the first and second quarters of 2002, the Company recorded a restructuring charge of $0.1, $0.2 and $0.4 million, respectively, to record additional charges associated with offices that remained vacant while the Company continued its attempts to sublease these facilities.

     Restructuring reserves and activity for 2001 and 2002 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2001	Adjustments	Payments	December 31, 2001

Consulting fees	$155	$—	$(155)	$—
Contract cancellation chargers	819	(546)	(273)	—
Closure of remote sales facilities	3,390	(579)	(1,235)	1,576

Totals	$4,364	$(1,125)	$(1,663)	$1,576

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2002	Adjustments	Payments	December 31, 2002

Closure of remote sales facilities	$1,576	$584	$(1,135)	$1,025

     At December 31, 2002, the Company’s restructuring reserves totaled $1.0 million, of which $0.5 is current and solely relates to lease costs, which will be relieved as payments are made. In addition, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through December 31, 2002, the Company has been successful in sub-leasing seven facilities and terminating four facility lease commitments. Future minimum sublease receivables for the seven subleased facilities, as of December 31, 2002, approximate $1.8 million and will be received through August 2005. As of December 31, 2002, the facility reserve was comprised of three offices. Currently, the minimum lease payments for these three offices total approximately $61,000 per month. The Company has fully reserved two of the remaining offices because the offices are anticipated to remain vacant and the leases expire in the first half of 2003. As a result, barring a default by a subtenant on an existing sublease, only one office can subject the Company to future adjustments. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. However, the Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the one remaining office that is not fully reserved in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent periods. Additionally, the Company will continue to expend cash on its monthly commitment on this facility, as well as the two facilities that have been reserved in full.

(13) CONTRACT TERMINATION EXPENSES

     On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company incurred a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company’s common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment in March 2001. The loss on the sale common stock is reflected in the 2001 Consolidated Statement of Operations in other income (expense).

(14) ASSET IMPAIRMENT CHARGES

     In the second quarter of 2001, the Company performed a strategic review of its fixed assets and adopted a plan to dispose of excess equipment. This review consisted of identifying areas where there was excess capacity and, as a result, excess equipment. This review was prompted by the slowdown in general economic conditions that continued through the second quarter of 2001. The Company completed a significant portion of the sale and disposal of the assets in 2001 and completed the remainder in the first half of 2002. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values, and, as a result, recorded an impairment loss of $2.7 million in the second quarter of 2001. The asset write-offs were determined under the held for disposal model. In addition, the Company wrote off approximately $0.1 million in intangible assets primarily related to trademarks associated with its previous name.

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million and anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of a note receivable over the cash and equipment it expected to receive.

     In the fourth quarter of 2002, the Company recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe.

     In the fourth quarter of 2002, the Company identified, and removed from service, equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. The Company expects to complete the sale and disposal of the assets in the first half of 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, the Company recorded an impairment loss of $186,000 in the fourth quarter of 2002.

(15) RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2001 and 2002, the Company paid consulting fees and commissions in the amount of $84,000 and $60,000, respectively to 2Com Communications, LLC, an entity controlled by the brother-in-law of the Company’s president and chief executive officer.

(16) SIGNIFICANT CUSTOMERS AND SUPPLIERS

     In 2000 and 2001, the Company did not have significant concentrations with respect to sales or accounts receivable. In 2002, Qwest Communications International, Inc. (Qwest) accounted for 14.3% of total revenue. The receivable due from Qwest at December 31, 2002, all of which was current, was approximately $2.5 million or 25.2% of the Company’s total accounts receivable balance.

     The Company purchases key components of its telephony technology platform from a single supplier. These components form the basis of the Company’s audio conferencing services. The Company has no guaranteed supply arrangements nor a supply contract with the provider of these components. In 2000, 2001 and 2002, the Company purchased $5,400,000, $2,600,000 and $3,600,000, respectively, in equipment and services from this supplier.

(17) VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts for each of the three years ended December 31, 2002 is detailed below (in thousands):

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year

Year ended December 31, 2000:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$35	756	(26)	765
Deferred tax asset valuation allowance	6,339	30,159	—	36,498
Year ended December 31, 2001:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	765	1,014	(1,004)	775
Deferred tax asset valuation allowance	36,498	10,429	—	46,927
Year ended December 31, 2002:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	775	464	(389)	850
Deferred tax asset valuation allowance	46,927	1,301	—	48,228

(18) SUBSEQUENT EVENT

     In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants vest over six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants will be $1.2 million and will be recorded as an expense over six years or upon anticipated attainment of the financial or product-based performance milestones. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.
2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.
2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.
3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.
10.1(1)	2000 Equity Incentive Plan.
10.2(1)	2000 Employee Stock Purchase Plan.
10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.
10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.
10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.
10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.
10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.
10.16.1(5)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.
10.20(1)+	Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.
10.24(2)	Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.
10.26	Executive Performance-Based Compensation Arrangement
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of attorney (included on signature page).
99.1	Chief Executive Officer and Chief Financial Officer Certificate.

+	Confidential treatment granted with respect to portions of these exhibits.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

(3)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on August 14, 2001.

(4)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on May 15, 2002.

(5)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 00031045) as filed on August 14, 2002.