Form 10-Q
period 2003-03-31
RAINDANCE COMMUNICATIONS INC
filed 2003-05-14
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Common Stock, $0.0015 Par Value — 53,263,081 as of April 30, 2003.

RAINDANCE COMMUNICATIONS, INC.

     Our website address is www.raindance.com. Our registration statement on Form S-1, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.raindance.com, go to Investors/SEC Filings and Financials.

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

		(unaudited)
	December 31, 2002	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$31,699	$32,838
Accounts receivable, net of allowance for doubtful accounts of $850 and $700 at December 31, 2002 and March 31, 2003, respectively	8,982	9,450
Due from affiliate	50	50
Prepaid expenses and other current assets	983	1,504
Due from employees	12	14

Total current assets	41,726	43,856
Property and equipment, net	24,493	24,102
Goodwill, net	45,587	45,587
Due from employees	2	2
Other assets	1,197	1,035

Total Assets	$113,005	$114,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,193	$6,690
Current portion of long-term debt	1,030	972
Accrued expenses	629	163
Accrued compensation	2,322	1,793
Restructuring reserve	507	361
Deferred revenue	423	461

Total current liabilities	10,104	10,440
Long-term debt, less current portion	2,026	1,783
Restructuring reserve, less current portion	518	406
Other	34	34

Total Liabilities	12,682	12,663

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 51,895,813 and 53,248,976 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	78	80
Additional paid-in capital	276,211	277,945
Deferred stock-based compensation	(4,067)	(4,547)
Accumulated deficit	(171,899)	(171,559)

Total Stockholders’ Equity	100,323	101,919

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$113,005	$114,582

See accompanying notes to condensed consolidated financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three months ended
	March 31,

	2002	2003

Revenue	$13,877	$15,438
Cost of revenue:
(exclusive of stock-based compensation expense of $49 and $30, respectively, shown below)	6,929	6,476

Gross profit	6,948	8,962

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $78 and $69, respectively, shown below)	4,201	4,463
Research and development (exclusive of stock-based compensation expense of $158 and $181, respectively, shown below)	1,983	1,697
General and administrative, (exclusive of stock-based compensation expense of $365 and $501, respectively, shown below)	1,809	1,676
Stock-based compensation expense	650	781
Restructuring charges	172	—

Total operating expenses	8,815	8,617

Income (loss) from operations	(1,867)	345
Other income (expense), net	18	(5)

Net income (loss)	$(1,849)	$340

Net income (loss) per share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted average number of common shares outstanding:
Basic	48,424	52,557

Diluted	48,424	53,930

See accompanying notes to condensed consolidated financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three months ended
	March 31,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(1,849)	$340
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,348	2,632
Restructuring charges	172	—
Stock-based compensation	650	781
Other	17	15
Changes in operating assets and liabilities:
Accounts receivable	(1,598)	(468)
Prepaid expenses and other current assets	(230)	(523)
Other assets	(15)	(13)
Accounts payable and accrued expenses	1,170	(305)
Deferred revenue	(307)	38

Net cash provided by operating activities	358	2,497

Cash flows from investing activities:
Purchase of property and equipment	(2,101)	(1,707)
Proceeds from disposition of equipment	3	10
Change in restricted cash	—	164

Net cash used by investing activities	(2,098)	(1,533)

Cash flows from financing activities:
Proceeds from issuance of common stock	484	476
Payments on debt	(568)	(301)

Net cash provided (used) by financing activities	(84)	175

Increase (decrease) in cash and cash equivalents	(1,824)	1,139
Cash and cash equivalents at beginning of period	34,222	31,699

Cash and cash equivalents at end of period	$32,398	$32,838

Supplemental cash flow information — interest paid in cash	$228	$79

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$1,040	$1,097

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

     The accompanying condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 26, 2003. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

     Certain prior period balances have been reclassified to conform with the current period presentation.

(b)       Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at March 31, 2003 consist of money market accounts at four financial institutions.

(c)       Restricted Cash

     Included in other assets is $0.4 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long-term operating leases. Funds are held in certificates of deposit at a commercial bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

6.

(e)       Goodwill

     The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” In regards to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead will be reviewed for impairment on an on-going basis. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed, as of March 31, 2003, the annual reassessment and impairment test, which indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. There can be no assurances that the Company’s goodwill will not be impaired in the future.

(f)       Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consists of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In the first quarter of 2003, none of the Company’s customers represented greater than 10% of the Company’s revenue, however, one customer represented greater than 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc (Qwest) at March 31, 2003 was $2.4 million or 23.9% of the Company’s total accounts receivable balance at such date. The Company’s operating results and cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

(g)       Revenue Recognition

     Revenue for the Company’s Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, the Company charges customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. The Company recognizes usage revenue from our Web and Phone Conferencing service in the period the call or simulcast of the call is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

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

(h)        Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method.

7.

     The following table sets forth the calculation of net income (loss) per share for the three months ended March 31, 2002 and 2003 (in thousands, except per share amounts):

	Three months ended

	March 31,

	2002	2003

Net income (loss)	$(1,849)	$340

Common shares outstanding:
Historical common shares outstanding at beginning of period	48,130	51,896
Weighted average common shares issued during period	294	661

Weighted average common shares at end of period — basic	48,424	52,557
Effect of dilutive common stock options and warrants	—	1,373

Weighted average common shares at end of period — diluted	48,424	53,930

Net income (loss) per share — basic	$(0.04)	$0.01

Net income (loss) per share — diluted	$(0.04)	$0.01

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share as of March 31, 2002 and 2003 because their effect would have been antidilutive:

	As of March 31,

	2002	2003

Shares issuable under stock options	7,931,919	5,524,992
Shares issuable pursuant to warrants	652,790	20,017

(i)       Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation", entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

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

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three months ended March 31, 2002 and 2003 (in thousands, except per share amounts):

8.

	Three months ended March 31,

	2002	2003

Net income (loss), as reported	$(1,849)	$340
Add: Stock-based employee compensation expense attributable to common stock options	650	432
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	$(3,172)	$(2,321)

Net (loss), as adjusted	$(4,371)	$(1,549)

Income (loss) per share — basic, as reported	$(0.04)	$0.01

Income (loss) per share — diluted, as reported	$(0.04)	$0.01

(Loss) per share — basic, as adjusted	$(0.09)	$(0.03)

(Loss) per share — diluted, as adjusted	$(0.09)	$(0.03)

     The per share weighted-average fair value of stock options granted during the first quarter of 2002 and 2003 was $3.73 and $1.60, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended March 31, 2002 and 2003:

	Three months ended March 31,

	2002	2003

Expected Life (years)	6	6
Risk-free interest rate	5%	5%
Expected volatility	106%	118%
Expected dividend yield	None	None

(2)       ACQUISITIONS

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

9.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations as if the InterAct acquisition took place on January 1, 2002 (in thousands, except per share data).

	Three Months Ended March 31,

	2002	2003

Revenue	$14,858	$15,438
Net income (loss)	(1,643)	340
Basic and diluted net income (loss) per share	(0.03)	0.01

     The pro forma results for the three months ended March 31, 2002 combine the Company’s results for the three months ended March 31, 2002 with the results of InterAct for the period from January 1, 2002 through March 31, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2002. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

(3)       COMMON STOCK PLANS

(a)       Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 15,872,777 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At March 31, 2003, there were 4,234,013 shares available for future issuance under the Plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. Some of the Company’s options entitle option holders to early exercise their options, in which case shares issued upon exercise are restricted and subject to repurchase at the exercise price if those employees are terminated prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

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

     The Company utilizes APB Opinion 25 in accounting for its plans. In the three months ended March 31, 2003, a total of 3,100 common shares were granted at less than fair value to members of our Board of Directors, resulting in total compensation of $5,200. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants will be $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones.

10.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during the three months ended March 31, 2003 was as follows:

		Three Months Ended March 31,

	2002		2003

	Number of	Weighted-average	Number of	Weighted-average
	Shares	exercise price	Shares	exercise price

Balance, beginning of period	7,593,578	$3.33	8,229,267	$3.39
Granted at fair value	148,585	4.47	862,300	1.84
Exercised	(72,002)	1.79	(10,408)	1.48
Cancelled	(87,773)	5.90	(118,427)	5.10

Balance, end of period	7,582,388	3.34	8,962,732	3.22

     Restricted shares issued for options exercised which are subject to repurchase totaled 6,850 shares at March 31, 2003.

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at March 31, 2003:

	Options outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$0.10 - 0.92	325,536	5.7	$0.37	268,438	$0.26
0.93 - 1.17	1,095,098	7.8	1.06	527,887	1.06
1.18 - 1.55	754,222	7.1	1.40	405,521	1.37
1.56 - 2.22	1,436,376	8.3	1.73	550,767	1.63
2.23 - 2.69	1,487,370	7.8	2.60	973,389	2.59
2.70 - 3.75	2,016,521	8.9	3.41	508,427	3.44
3.76 - 10.80	1,847,609	7.1	7.20	1,319,744	7.76

	8,962,732	7.9	3.22	4,554,173	3.65

     In addition, the Company has sold or granted for services provided 1,332,849 shares of common stock through stock purchase rights under the Plan at prices and values ranging from $0.15 to $10.80 per share.

     In the quarter ended March 31, 2003 the Company modified stock option grants for a departing member of its board of directors. The Company accelerated the vesting on 42,223 options, which had a weighted average exercise price of $3.22. The Company also extended the time period permitted to exercise these options and certain options that were fully vested to one year. 86,666 options were affected by the additional time period permitted to exercise and the weighted average exercise price of those options was $2.54. The Company recorded compensation charges of $22,600 based on the intrinsic value of the stock option grants at the date of modification.

11.

     There was no stock option activity in the assumed plans during the three months ended March 31, 2003 and 179,797 options remain outstanding.

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at March 31, 2003:

		Options outstanding		Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$0.45 - 2.72	59,483	5.8	$1.05	59,483	$1.05
2.73 - 3.92	100,563	6.8	3.92	100,563	3.92
3.93 - 6.08	19,751	6.9	6.08	19,751	6.08

	179,797	6.5	3.21	179,797	3.21

(b)       Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP is 4,606,111. In February 2003, 561,479 shares were purchased by employees at an average price of $0.82 per share. At March 31, 2003, 3,007,788 shares were reserved for future issuance. At March 31, 2003 approximately $81,462 in payroll deductions have been withheld from employees for future purchases under the plan, which will be at an approximate average price of $0.82 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

(4)       RESTRUCTURING

     The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices.

     Restructuring reserves and activity for the first three months of 2003 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2002	Adjustments	Payments	March 31, 2003

Closure of remote sales facilities	$1,025	$—	$(258)	$767

     At March 31, 2003, the Company’s restructuring reserves totaled $0.8 million, of which $0.4 is current and solely relates to lease costs, which will be relieved as payments are made. The Company adjusts its restructuring reserves based on what it believes will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through March 31, 2003, the Company has been successful in subleasing seven facilities and terminating five facility leases. Future minimum sublease receivables for the seven subleased facilities, as of March 31, 2003, approximate $1.6 million that are scheduled to be received through August 2005. As of March 31, 2003, the facility reserve was comprised of commitments associated with two offices. The minimum lease payments for the two offices total approximately $34,000 per month and total future minimum lease payments approximate $1.0 million at March 31, 2003. The Company has fully reserved one of the remaining offices because the office is expected to remain vacant and the lease expires in July 2003. As a result, barring a default by a subtenant on an existing sublease, only one office can subject the Company to future adjustments. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. However, the

12.

Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the one remaining office that is not fully reserved in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on this facility, as well as the facility that has been reserved in full.

(5)       COMMITMENTS AND CONTINGENCIES

(a)       Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 4, the Company is attempting to sublease or otherwise minimize its net commitment with respect to two offices. Total future minimum lease payments, not including any reductions for subleases and other potential reductions, under all operating leases, approximate $10.0 million at March 31, 2003. Future minimum sublease receivables for the seven subleased facilities, as of March 31, 2003, approximate $1.6 million to be received by the Company through August 2005.

(b)       Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of March 31, 2003 was approximately $24.3 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c)       Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of March 31, 2003, the Company’s liability would be approximately $348,750 if the officer was terminated under certain conditions set forth in the agreement.

     In addition, the Company has a letter agreement with one of its executive officers, which would require the Company to pay $107,500 if the executive officer was terminated under certain conditions set forth in the agreement.

(d)       Litigation

     From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Although the Company is not currently involved in any material legal proceedings, it may in the future be subject to legal disputes. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business.

(6)       CUSTOMER CONCENTRATION

     In the three months ended March 31, 2003, no single customer accounted for greater than 10% of the Company’s total revenue. At March 31, 2003, the Company had a receivable due from Qwest Communications International, Inc. of $2.4 million or 23.9% of the Company’s total accounts receivable balance at such date.

13.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 26, 2003. You should also read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investors/SEC Filings and Financials.

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

     In 2003, we expect to launch our next-generation services and network. Built on multimedia architecture that integrates audio, web and video technologies, our next-generation service is currently available in a limited customer preview with general availability expected at the end of the year. In addition, we intend to continue leveraging the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services.

     Other than our two most recent quarters ended December 31, 2002 and March 31, 2003, we have incurred losses since commencing operations and, as of March 31, 2003, we had an accumulated deficit of $171.6 million. Our net loss was $1.8 million and our net income was $0.3 million for the three months ended March 31, 2002 and 2003, respectively. Although we have achieved quarterly net income for two consecutive quarters, we may incur losses in subsequent quarters, particularly due to significant non-cash charges for amortization of deferred stock-based compensation and depreciation expense and an anticipated increase in sales and marketing expenditures. Despite the progress we have made in managing and controlling expenses, we will need to generate higher revenue to support expected expenses and to sustain profitability.

     On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. In connection with the acquisition, we assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which is comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million in deferred stock-based compensation, which will be expensed over three years. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

14.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions, may fluctuate based on the timing of new subscription agreements and the expiration and renewal of existing agreements. In the quarter ended March 31, 2002, 9.5% of our revenue was non-usage based as compared to 9.0% in the quarter ended March 31, 2003. We expect our non-usage based revenue to approximate 8% to 10% of our total revenue in upcoming quarters.

     The following describes how we recognize revenue for the services we offer:

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Web and Phone Conferencing service. A change in our mix of usage and non-usage based revenue will affect our gross profit as our cost of revenue is typically higher on our usage-based Web and Phone Conferencing service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure; however, we do not expect a need for large-scale capital expenditures in the first half of 2003. As a result, we expect expenses for depreciation, Internet access and bandwidth expenses to slightly increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through the end of 2003. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which currently conducts business under the MCI brand name and, which filed for Chapter 11 bankruptcy protection in July 2002. If MCI was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.

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

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $430,000 of internally developed software in the first quarter of 2003. We expect to continue to capitalize costs associated with internally developed software in 2003, particularly as we develop our next-generation service and other new products, if any, in the near term. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in terms of absolute dollars in 2003; however, we expect such expenditures to decrease as a percentage of revenue in 2003.

15.

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

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended March 31, 2003, we recorded $1.2 million of deferred stock-based compensation, and we expensed $0.8 million related to stock-based compensation. The $1.2 million of the deferred stock-based compensation relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over 6 years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct Conferencing, LLC, we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Assuming no forfeitures, we expect to incur stock-based compensation expense of approximately $2.0 million in the remainder of 2003, $1.4 million in 2004, $0.5 million in 2005, and $0.2 million in 2006, 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees or members of our Board of Directors, through March 31, 2003, under our stock compensation plans.

Other Data — Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and charges (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,

	2002	2003

Net income (loss)	$(1,849)	$340
Add: Depreciation, amortization and other income (expense), net	2,330	2,636
Add: Stock-based compensation expense	650	781

Adjusted EBITDA	$1,131	$3,757

     The trends depicted by this calculation indicate that we have been successful in reducing our net loss and generating net income as well as increasing adjusted EBITDA by a larger margin, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three months ended March 31, 2003, as compared with the three months ended March 31, 2002, our net loss decreased by $2.2 million, resulting in $0.3 million in net income for the current quarter. For the three months ended March 31, 2003, as compared with the three months ended March 31, 2002, adjusted EBITDA increased by $2.6 million. Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles. Since our initial public offering, we have consistently reported adjusted EBITDA, a financial measure that is not defined by Generally Accepted Accounting

16.

Principles. We believe that adjusted EBITDA is a useful performance metric for our investors. Adjusted EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by financial and industry analysts, investors and other interested parties because it eliminates significant non-cash charges to earnings. In addition, net income excluding such non-cash charges may permit investors to better compare results from period to period. Additionally, sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant articulated in our loan and security agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash provided by operations was $0.4 million and $2.5 million for the three months ended March 31, 2002 and 2003, respectively; net cash used by investing activities was $2.1 million and $1.5 million for the three months ended March 31, 2002 and 2003, respectively; net cash used by financing activities was $0.1 million for the three months ended March 31, 2002 and net cash provided by financing activities was $0.2 million for the three months ended March 31, 2003.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue. Total revenue increased by $1.5 million from $13.9 million for the quarter ended March 31, 2002 to $15.4 million for the quarter ended March 31, 2003. The increase was primarily due to the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002, and was partially offset by pricing pressure we are experiencing for some of our services.

     Cost of Revenue. Cost of revenue decreased $0.4 million from $6.9 million for the three months ended March 31, 2002 to $6.5 million for the three months ended March 31, 2003. Telecommunication costs decreased $0.7 million for the quarter ended March 31, 2003 over the quarter ended March 31, 2002 due to volume discounts received from our long distance telephony providers. Salaries expense decreased $0.1 million due to decreased headcount from the quarter ended March 31, 2002 to the quarter ended March 31, 2003. Additionally, maintenance and repairs expense increased $0.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002. The primary reasons for our gross profit improvement are an increase in absolute dollars of our subscription-based revenue or non-usage based revenue, on which we generate higher margins, a reduction in our long distance rates and a general improvement in our infrastructure utilization.

     Sales and Marketing. Sales and marketing expense increased $0.3 million from $4.2 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003. Personnel and payroll related expenses increased $0.3 million from the three months ended March 31, 2002 as compared to the three months ended March 31, 2003, due to increased headcount associated with our acquisition of InterAct in April 2002. Allocated depreciation expense increased $0.3 million from the three months ended March 31, 2002 to the three months ended March 31, 2003, also on account of increased sales and marketing headcount. Offsetting these increases, bad debt expense decreased $0.3 million for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging.

     Research and Development. Research and development expense decreased $0.3 million from $2.0 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. Personnel and payroll related expenses decreased $0.3 million for the three months ended March 31, 2003 over the three months ended March 31, 2002. This decrease is due to $0.3 million in additional capitalized costs associated with internally developed software in the first quarter of 2003 as compared to the first quarter of 2002, primarily due to the development of our next generation service that took place during the current quarter.

     General and Administrative. General and administrative expense decreased $0.1 million from $1.8 million for the three months ended March 31, 2002 as compared to $1.7 million for the three months ended March 31, 2003. Personnel and payroll related expenses decreased $0.1 million for the three months ended March 31, 2003 over the three months ended March 31, 2002 due to decreased headcount.

17.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.1 million from $0.7 million for the three months ended March 31, 2002 to $0.8 million for the three months ended March 31, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which generally are four years. During the three months ended March 31, 2003 we recorded $1.2 million of deferred stock-based compensation that relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over 6 years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. In connection with the acquisition of InterAct Conferencing, LLC, we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. We recorded a restructuring charge of $0.2 million in the first quarter of 2002 and we did not record a restructuring charge in the first quarter of 2003. At March 31, 2003, the restructuring reserves totaled $0.8 million, of which $0.4 million is current and solely relates to lease costs, which will be relieved as payments are made. In addition, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. As of March 31, 2003, the facility reserve was comprised of two offices. Currently, the minimum lease payments for these two offices total approximately $34,000 per month. We have fully reserved one of the remaining offices because the office is expected to remain vacant and the lease expires in July 2003. As a result, barring a default by a subtenant on an existing sublease, only one office can subject us to future adjustments. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. However, the Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the one remaining office that is not fully reserved in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent periods.

     Other Income (Expense). Interest income decreased $0.1 million from $0.2 million for the three months ended March 31, 2002 to $0.1 million for the three months ended March 31, 2003. The decrease was related to higher interest rates in 2002 compared to 2003. Interest expense remained flat at $0.1 million for the three months ended March 31, 2002 and 2003, respectively.

Liquidity and Capital Resources

     As of March 31, 2003, cash and cash equivalents were $32.8 million, an increase of $1.1 million compared with cash and cash equivalents held as of December 31, 2002.

     Net cash provided by operations was $0.4 million and $2.5 million for the three months ended March 31, 2002 and 2003, respectively. Cash provided by operations increased significantly from the first three months of 2002 as compared to the first three months of 2003 as we went from a net loss of $1.8 million to net income of $0.3 million. The improvement is also due to an increase in accounts payable partially offset by an increase in accounts receivable and prepaid expenses and a decrease in accrued expenses and accrued compensation.

18.

     Net cash used by investing activities was $2.1 million and $1.5 million for the three months ended March 31, 2002 and 2003, respectively. Net cash used by investing activities in the first quarter of 2002 and 2003 primarily related to capital expenditures for equipment purchases. Overall, we expect capital expenditures to increase in 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings.

     Net cash used by financing activities was $0.1 million and net cash provided by financing activities was $0.2 million for the three months ended March 31, 2002 and 2003, respectively. Cash used by financing activities in the first quarter of 2002 was primarily due to debt service payments offset by cash proceeds from the exercise of common stock options. Cash provided by financing activities in the first quarter of 2003 was primarily due to cash proceeds from the exercise of common stock options offset by debt service payments.

     As of March 31, 2003, we had approximately $2.8 million in total debt obligations outstanding, of which approximately $1.0 million was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of $81,000 plus interest at 5.25% over 36 months. Advances under the revolving line of credit are limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At March 31, 2003, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $9.3 million. The loan and security agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At March 31, 2003, the balance due under this agreement was approximately $2.8 million, of which approximately $1.0 million was current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for six consecutive quarters and we expect to continue to generate positive cash flow from operations in subsequent quarters. Looking ahead we expect our debt service payments to decrease in 2003 over 2002 and we expect capital expenditures to increase in 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have during 2003.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. For the three months ended March 31, 2003, no single customer accounted for greater than 10% of our total revenue. At March 31, 2003, we had a receivable due from Qwest Communications International, Inc. of $2.4 million or 23.9% of our total accounts receivable balance. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

     As of March 31, 2003, our purchase commitments for bandwidth usage and telephony services were approximately $24.3 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of March 31, 2003, are approximately $10.0 million. We are in the process of attempting to sublease or otherwise minimize our lease commitments with respect to two offices, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligations, these facility lease commitments, net of any subleases, will decrease. Through March 31, 2003, we have been successful in terminating five facility leases, thereby relieving ourselves of any future obligation, and we have been

19.

successful in subleasing seven facilities. Future minimum sublease receivables for the seven subleased facilities, as of March 31, 2003, approximate $1.6 million that we expect to receive through August 2005.

     Our contractual obligations and commitments to make future payments as of March 31, 2003 are as follows (in thousands):

		Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years

Long-term debt	$2,755	$972	$1,783	$—	$—
Operating leases	10,042	2,591	4,269	1,954	1,228
Purchase obligations	24,312	14,760	9,552	—	—

Total contractual obligations and commitments	$37,109	$18,323	$15,604	$1,954	$1,228

     We expect that existing cash resources and our credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months. We expect our cash flows will continue to improve and will eventually enable us to consistently maintain both positive cash flows from operations and free cash flow (defined as cash provided from operations minus cash basis capital expenditures), and that existing cash reserves will therefore be sufficient to meet our capital requirements during this period. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

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

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 26, 2003.

20.

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

     Our operating costs have exceeded our revenue in each quarter since our inception in April 1997, except for the quarters ended December 31, 2002 and March 31, 2003. We realized net income of $340,000 and $553,000 in the quarters ended December 31, 2002 and March 31, 2003, respectively. We may incur net losses in the future if the web conferencing market does not rapidly grow, if existing or future competitors decrease our market share, and if price pressure increases significantly. If we incur net losses in the future, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our current operations. Accordingly, we must significantly increase our revenue to maintain profitability. We have incurred cumulative net losses of approximately $171.6 million from our inception through March 31, 2003 and we may have additional net losses in 2003.

We have a limited operating history, which makes it difficult to evaluate our business.

     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We began commercially offering our Web and Phone Conferencing service in April 1999 and our Web Conferencing Pro service in June 2000. In January 2001, we restructured our company to focus solely on these services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

21.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income (loss) ranged between $1.9 million net loss and $0.6 million net income in the four quarters ended March 31, 2003. Our quarterly revenue ranged between $15.4 million and $15.7 million in the four quarters ended March 31, 2003. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based model. For example, in the quarter ended March 31, 2003, 91% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies, including large telecommunications carriers, and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 22.7% of our revenue in the first quarter ended March 31, 2003. These large customers have no obligation to continue to use, or renew subscriptions for, our services. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to sustain profitability on a consistent basis or at all could be harmed. In particular, we have a significant receivable due from Qwest Communications International, Inc. at March 31, 2003, which was approximately $2.4 million or 23.9% of the Company’s total accounts receivable balance.

We depend on single source suppliers for key components of our infrastructure and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

     We purchase key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. If we were required to find alternative sources for these components, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. One of these suppliers on which we are substantially dependent for telephony services is WorldCom, which currently conducts business under the MCI brand name and which filed for Chapter 11 bankruptcy protection

22.

in July 2002. If this supplier was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources.

We anticipate that our operating expenses will increase, and if our revenue does not increase, our operating results will be negatively impacted.

     We anticipate incurring significant sales and marketing, research and development and other operating expenses, particularly as we continue developing our next-generation service and architecture and introduce this new service into the marketplace. We project expenses in part on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results would be negatively impacted, and our ability to sustain profitability on a consistent basis or at all could be harmed.

If we fail to offer competitive pricing, we may not be able to attract and retain customers.

     The prices for our services are subject to rapid and frequent changes. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to sustain profitability on a consistent basis or at all.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, in 2003, we intend to commercially release our next generation web conferencing service and technology. We may not successfully identify, develop and market this next-generation service and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our net losses will increase and we may not be able to sustain profitability on a consistent basis or at all. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft signed an agreement to acquire Placeware, a competitor of ours. As a result of this acquisition, Microsoft may expend significantly greater resources developing and enhancing web conferencing services and/or software that directly competes with our offerings, and because Microsoft may leverage widespread use of their operating system by business customers to capture market share in the web conferencing market, our market share may significantly decline. In addition, some large software providers, such as Oracle, have announced their intention to provide web conferencing services in addition to their software offerings.

     Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical,

23.

marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as reduced pricing structures and large-scale marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower telephony costs as a result of their ownership of the underlying telecommunication network. We expect that many more companies will enter this market and invest significant resources to develop web conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours.

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

     For the quarter ended March 31, 2003, 15% of our revenue was attributable to our indirect customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all.

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

     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Denver, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In

24.

addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and our ability to sustain profitability on a consistent basis or at all.

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

     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally maintain 50% capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to sustain profitability on a consistent basis or at all. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

Our failure to manage growth could cause substantial increases in our operating costs and harm our ability to sustain profitability on a consistent basis and, therefore, decrease the value of our stock.

     Despite our restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to sustain profitability on a consistent basis or at all. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

Our joint venture with @viso Limited was not successful and any additional international expansion may not be successful, which could harm our ability to attract multi-national customers and cause our operating losses to increase.

     We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture is in the process of being liquidated and will be dissolved. This decision may harm our strategy to expand internationally and attract multi-national customers. Further, we will not realize the value from the costs associated with starting up this venture. In addition, we have, and may continue to, expend

25.

significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not sustain profitability on a consistent basis or at all, thereby causing our stock price to decline.

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

     As a result of our acquisition of substantially all of the assets of InterAct, we have operations in multiple facilities in geographically diverse areas. In particular, we have expanded our sales force in connection with the acquisition and have transitioned the management of the sales force to the former chief executive officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas, and as a result, this may negatively impact our operating results.

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

26.

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

27.

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

     If businesses do not switch from traditional teleconferencing and communication services, our services will not generate significant revenue. Businesses that have already invested substantial resources in traditional or other methods of communication may be reluctant to adopt new web conferencing services. If sufficient demand for our services does not develop, we will have difficulty selling our services and generating significant increases in revenue. As a result, we would not sustain profitability on a consistent basis or at all and the price of our common stock would decline. Growth in revenue from our services will depend in part on an increase in the number of customers using the web-based features in addition to our traditional conferencing features.

Our current stock compensation expense negatively impacts our earnings, and if we are required to report employee stock options as an expense in conjunction with new accounting standards, our earnings will be adversely affected, which may cause our stock price to decline.

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of March 31, 2003 we had approximately $4.5 million in deferred equity-based compensation expense. We expect this expense to be amortized over six years and to negatively impact our earnings during that time. $2.0 million of this expense will expire over the next year as options granted prior to our initial public offering and certain restricted stock grants vest. In addition, options granted to consultants will fluctuate with our stock price, and as a result, the amount of future stock compensation expense related to any unvested portion of such options is difficult to predict. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and our ability to sustain profitability on a consistent basis or at all could be harmed.

28.

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

Our stock price is volatile and this volatility may depress our stock price, result in litigation or impair our reported goodwill, which may cause our stock price to decline.

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and December 31, 2002 our stock has traded as high as $6.30 and as low as $1.95 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating

29.

results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the valuation techniques that we consider in determining the impairment of goodwill is our stock market capitalization. If our stock price continues to be volatile and remains depressed for any extended period of time, our reported goodwill could be materially adversely impaired, and may cause our stock price to decline further.

30.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2003, we had long-term debt, including current portion, in the aggregate amount of $2.8 million with an interest rate of 5.25% and monthly payments due through January 2006. A change in interest rates would not affect our obligations related to long-term debt existing as of March 31, 2003, as the interest rate related to that debt is fixed over the term of the debt. At March 31, 2003, we had a $12.5 million revolving line of credit with a loan value of $9.3 million. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings including any advances on our revolving line of credit. At March 31, 2003, we did not have an outstanding balance under this revolving line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at March 31, 2003, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

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

31.

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

Item 2.       Changes in Securities and Use of Proceeds

     In January 2003 we issued an aggregate of 28,176 shares of common stock to MMC/GATX Partnership No. 1 pursuant to its net exercise of a previously issued warrant.

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

                 On April 23, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended March 31, 2003.

32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: May 14, 2003	By: /s/ Nicholas J. Cuccaro Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

33.

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

Date: May 14, 2003

/s/ Paul A. Berberian Paul A. Berberian Chief Executive Officer and President

34

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

Date: May 14, 2003

/s/ Nicholas J. Cuccaro Nicholas J. Cuccaro Chief Financial Officer

35

EXHIBIT INDEX

Exhibit No.	Description

99.1	Chief Executive Officer and Chief Financial Officer Certificate pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

36.