Form 10-Q
period 2003-06-30
RAINDANCE COMMUNICATIONS INC
filed 2003-08-14
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.0015 Par Value	—	53,343,905 as of July 31, 2003.

RAINDANCE COMMUNICATIONS, INC.

INDEX

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

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$35,038	$31,699
Accounts receivable, net of allowance for doubtful accounts of $625 and $850 at June 30, 2003 and December 31, 2002, respectively	9,750	8,982
Due from affiliate	50	50
Prepaid expenses and other current assets	1,413	983
Due from employees	12	12

Total current assets	46,263	41,726
Property and equipment, net	23,401	24,493
Goodwill, net	45,587	45,587
Due from employees	1	2
Other assets	1,933	1,197

Total Assets	$117,185	$113,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,850	$5,193
Current portion of long-term debt	1,312	1,030
Accrued expenses	410	629
Accrued compensation	2,425	2,322
Restructuring reserve	324	507
Deferred revenue	244	423

Total current liabilities	11,565	10,104
Long-term debt, less current portion	1,885	2,026
Restructuring reserve, less current portion	328	518
Other	48	34

Total Liabilities	13,826	12,682

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 53,292,787 and 51,895,813 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	80	78
Additional paid-in capital	277,946	276,211
Deferred stock-based compensation	(3,721)	(4,067)
Accumulated deficit	(170,946)	(171,899)

Total Stockholders’ Equity	103,359	100,323

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$117,185	$113,005

See accompanying notes to condensed consolidated financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$16,835	$15,388	$32,274	$29,265
Cost of revenue:
(exclusive of stock-based compensation expense of $28, $49, $58 and $98, respectively, shown below)	6,874	7,302	13,351	14,231

Gross profit	9,961	8,086	18,923	15,034

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $69, $74, $138 and $151, respectively, shown below)	4,842	4,808	9,305	9,010
Research and development (exclusive of stock-based compensation expense of $191, $156, $372 and $314, respectively, shown below)	2,020	2,129	3,717	4,112
General and administrative (exclusive of stock-based compensation expense of $490, $508, $991 and $873, respectively, shown below)	1,741	1,897	3,418	3,707
Stock-based compensation expense	778	787	1,559	1,436
Restructuring charges	—	412	—	584

Total operating expenses	9,381	10,033	17,999	18,849

Income (loss) from operations	580	(1,947)	924	(3,815)
Other income (expense), net	33	26	29	45

Net income (loss)	$613	$(1,921)	$953	$(3,770)

Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.02	$(0.08)

Diluted	$0.01	$(0.04)	$0.02	$(0.08)

Weighted average number of common shares outstanding:
Basic	53,273	50,304	52,917	49,369

Diluted	55,001	50,304	54,477	49,369

See accompanying notes to condensed consolidated financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$953	$(3,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,175	5,132
Restructuring charges	—	584
Stock-based compensation	1,559	1,436
Other	13	28
Changes in operating assets and liabilities:
Accounts receivable	(767)	(2,777)
Prepaid expenses and other current assets	(502)	323
Other assets	(1)	554
Accounts payable and accrued expenses	406	60
Deferred revenue	(179)	(382)

Net cash provided by operating activities	6,657	1,188

Cash flows from investing activities:
Purchase of property and equipment	(3,482)	(4,414)
Proceeds from disposition of equipment	20	3
Cash paid for acquisition of InterAct, net of cash received	—	(2,772)
Change in restricted cash	164	—

Net cash used by investing activities	(3,298)	(7,183)

Cash flows from financing activities:
Proceeds from issuance of common stock	524	796
Payments on debt	(544)	(1,065)

Net cash used by financing activities	(20)	(269)

Increase (decrease) in cash and cash equivalents	3,339	(6,264)
Cash and cash equivalents at beginning of period	31,699	34,222

Cash and cash equivalents at end of period	$35,038	$27,958

Supplemental cash flow information — interest paid in cash	$88	$315

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$1,323	$386

Debt incurred for the purchase of property and equipment	$686	$—

See accompanying notes to condensed consolidated financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides business communication services for everyday business meetings and events. The Company’s Web and Phone Conferencing and Web Conferencing Pro communication services are based on proprietary architecture that integrate traditional telephony technology with real-time interactive web tools. The Company’s continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, and Operator Assisted Conferencing. The Company operates in a single segment.

     The condensed consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with Generally Accepted Accounting Principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These consolidated statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 26, 2003. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

     The preparation of the financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, the useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets and the restructuring charges and reserves.

     Certain prior period balances have been reclassified to conform to the current period presentation.

(b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at June 30, 2003 consist of money market accounts at four financial institutions.

(c) Restricted Cash

     Included in other assets is $0.3 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at a commercial bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

6.

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

(f) Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consists of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In the first and second quarter of 2003, none of the Company’s customers represented greater than 10% of the Company’s revenue, however, one customer represented greater than 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc. (Qwest) at June 30, 2003 was $2.0 million or 18.8% of the Company’s total accounts receivable balance. The Company’s operating results and cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

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

     Revenue for the Company’s Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

     Revenue for the Company’s Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, the Company charges customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. The Company recognizes usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

7.

(h) Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) exclude dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and are computed using the treasury stock method.

     The following table sets forth the calculation of net income (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$613	$(1,921)	$953	$(3,770)

Common shares outstanding:
Historical common shares outstanding at beginning of period	53,249	48,694	51,896	48,130
Weighted average common shares issued during period	24	1,610	1,021	1,239

Weighted average common shares at end of period – basic	53,273	50,304	52,917	49,369
Effect of dilutive common stock options and warrants	1,728	—	1,560	—

Weighted average common shares at end of period – diluted	55,001	50,304	54,477	49,369

Net income (loss) per share – basic	$0.01	$(0.04)	$0.02	$(0.08)

Net income (loss) per share – diluted	$0.01	$(0.04)	$0.02	$(0.08)

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002 because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Shares issuable under stock options	5,251,623	8,838,342	5,311,256	8,838,342
Shares issuable pursuant to warrants	20,017	652,790	20,017	652,790

(i) Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation”, entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the

8.

modification, would have expired unexercisable, and (c) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$613	$(1,921)	$953	$(3,770)
Add: Stock-based employee compensation expense attributable to common stock options	396	583	829	1,232
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(2,019)	(3,502)	(4,340)	(6,674)

Net (loss), as adjusted	$(1,010)	$(4,840)	$(2,558)	$(9,212)

Income (loss) per share – basic, as reported	$0.01	$(0.04)	$0.02	$(0.08)

Income (loss) per share – diluted, as reported	$0.01	$(0.04)	$0.02	$(0.08)

(Loss) per share – basic, as adjusted	$(0.02)	$(0.10)	$(0.05)	$(0.19)

(Loss) per share – diluted, as adjusted	$(0.02)	$(0.10)	$(0.05)	$(0.19)

     The per share weighted-average fair value of stock options granted during the three months ending June 30, 2003 and 2002 was $2.12 and $2.94, respectively, and the per share weighted-average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $1.72 and $3.00, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three and six months ended June 30, 2003 and 2002:

	June 30,

	2003	2002

Expected life (years)	4	6
Risk-free interest rate	2.46%	5%
Expected volatility	128%	106%
Expected dividend yield	None	None

(2) ACQUISITION

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

9.

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

	Six Months Ended June 30,

	2003	2002

Revenue	$32,274	$30,774
Net income (loss)	953	(3,600)
Basic and diluted net income (loss) per share	0.02	(0.07)

     The pro forma results for the six months ended June 30, 2002 combine the Company’s results for the six months ended June 30, 2002 with the results of InterAct for the period from January 1, 2002 through April 30, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2002. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

(3) DEBT

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001 the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan is scheduled to be repaid with monthly principal payments of $81,000 plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement are limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2003, the Company did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $9.2 million. The loan and security agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At June 30, 2003, the balance due under this agreement (exclusively related to the term loan) is $2,512,000, of which $972,000 is current.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $686,000, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of $85,000 plus interest at 2.5% with the final payment due in April 2005. At June 30, 2003, the balance due under this agreement is $686,000, of which $340,000 is current.

10.

(4) COMMON STOCK PLANS

(a) Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 15,872,777 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At June 30, 2003, there were 3,050,850 shares available for future issuance under the plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. Some of the Company’s options entitle option holders to early exercise their options, in which case shares issued upon exercise are restricted and subject to repurchase at the exercise price if those employees are terminated prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

     The Company utilizes APB Opinion 25 in accounting for its plans. In the three and six months ended June 30, 2003, a total of 4,550 and 7,650 common shares, respectively, were granted at less than fair value to members of the Company’s Board of Directors, resulting in total compensation of $11,330 and $16,530, respectively. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during the six months ended June 30, 2003 and 2002 was as follows:

		Six Months Ended June 30,

	2003		2002

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Balance, beginning of period	8,229,267	$3.39	7,593,578	$3.33
Granted at fair value	1,116,350	2.02	1,996,986	3.60
Exercised	(49,919)	1.29	(268,772)	1.50
Cancelled	(531,463)	3.87	(772,229)	2.86

Balance, end of period	8,764,235	3.20	8,549,563	3.50

     Restricted shares issued for options exercised which are subject to repurchase totaled 4,199 shares at June 30, 2003.

11.

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at June 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price

$0.10 — 0.92	295,254	5.2	$0.32	260,314	$0.25
0.93 — 1.17	1,027,795	7.5	1.06	584,121	1.06
1.18 — 1.55	687,904	6.6	1.40	440,461	1.37
1.56 — 2.22	1,364,619	8.0	1.73	605,272	1.65
2.23 — 2.69	1,611,285	7.6	2.59	1,031,303	2.59
2.70 — 3.75	2,019,509	8.6	3.39	693,293	3.44
3.76 — 10.80	1,757,869	6.5	7.11	1,332,969	7.56

	8,764,235	7.5	3.20	4,947,733	3.52

     In addition, the Company has sold or granted for services rendered to employees, directors and consultants in the aggregate 1,337,399 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share, which amount includes the 750,000 shares granted pursuant to the Executive Performance-Based Compensation Arrangement.

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. There was no stock option activity in the assumed plans during the three months ended June 30, 2003 and 179,797 options remain outstanding.

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at June 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price

$0.45 — 2.72	59,483	5.6	$1.05	59,483	$1.05
2.73 — 3.92	100,563	6.6	3.92	100,563	3.92
3.93 — 6.08	19,751	6.7	6.08	19,751	6.08

	179,797	6.3	3.21	179,797	3.21

(b) Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP are 4,606,111, including shares reserved pursuant to the plan’s evergreen provisions. In February 2003, 561,479 shares were purchased by employees at an average price of $0.82 per share. At June 30, 2003, 3,007,788 shares were reserved for future issuance. At June 30, 2003 approximately $246,992 in payroll deductions have been withheld from employees for future purchases under the plan, which will be at an approximate average price of $0.82 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

12.

(5) RESTRUCTURING

     The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices.

     Restructuring reserves and activity for the first six months of 2003 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2002	Adjustments	Payments	June 30, 2003

Lease obligations, net of estimated sublease income	$1,025	$—	$(373)	$652

     At June 30, 2003, the Company’s restructuring reserves totaled $0.7 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. The Company adjusts its restructuring reserves based on what it believes will be the most probable outcome. As a result, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. Through June 30, 2003, the Company has been successful in subleasing seven facilities and terminating five facility leases. Future minimum sublease receivables for the seven subleased facilities, as of June 30, 2003, approximate $1.7 million that are scheduled to be received through August 2005. As of June 30, 2003, the facility reserve was comprised of commitments associated with two offices. The minimum lease payments for the two offices total approximately $17,000 per month and total future minimum lease payments approximate $0.4 million at June 30, 2003. The Company has fully reserved one of the remaining offices because the office will remain vacant and the lease expires in July 2003. As a result, barring a default by a subtenant on an existing sublease, only one office can subject the Company to future adjustments. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. However, the Company continually monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate the commitment on the one remaining office, that is not fully reserved, in a timely fashion will cause the Company to make unfavorable adjustments to the restructuring reserve in subsequent quarters. Additionally, the Company will continue to expend cash on its monthly commitment on this facility, as well as the facility that has been reserved in full.

(6) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers of the Company. Most of the remaining facilities are satellite sales offices. As indicated in Note 5, the Company is attempting to sublease or otherwise minimize its net commitment with respect to one office. Total future minimum lease payments, not including any reductions for subleases and other potential reductions, under all operating leases, approximate $9.0 million at June 30, 2003. Future minimum sublease receivables for all subleased facilities, as of June 30, 2003, approximate $1.9 million to be received by the Company through August 2005.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of June 30, 2003 was approximately $20.3 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

(c) Employment Contracts

     The Company has an employment agreement with one of its executive officers. The agreement continues until

13.

terminated by the executive or the Company, and provides for a termination payment under certain circumstances. As of June 30, 2003, the Company’s liability would be approximately $348,750 if the officer was terminated under certain conditions set forth in the agreement.

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

(7) CUSTOMER CONCENTRATION

     In the first and second quarters of 2003, none of the Company’s customers represented greater than 10% of the Company’s revenue, however, one customer represented greater than 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc. (Qwest) at June 30, 2003 was $2.0 million or 18.8% of the Company’s total accounts receivable balance.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly, the Company will adopt SFAS 150 on July 1, 2003 and management does not believe the adoption of this statement will have any impact on the Company’s financial position, results of operations or cash flows.

14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 26, 2003. You should also read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3 of this Form 10-Q.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investors/SEC Filings and Financials.

Overview

     We provide business communication services for everyday business meetings and events. Our Web and Phone Conferencing and Web Conferencing Pro communication services are based on proprietary architecture that integrate traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding and Operator Assisted Conferencing, which provides customers with operator assistance during a conference and additional services such as call taping, digital replay and transcription. We sell these services to large and medium-sized businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels.

     In 2003, we expect to launch our next-generation services and network. Built on multimedia architecture that integrates audio, web and video technologies, our next-generation service is expected to be generally available at the end of the year. In addition, we intend to continue leveraging the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services.

     As of June 30, 2003, we had an accumulated deficit of $170.9 million. Our net income was $0.6 million and our net loss was $1.9 million for the three months ended June 30, 2003 and 2002, respectively. Our net income was $1.0 million and our net loss was $3.8 million for the six months ended June 30, 2003 and 2002, respectively. Although we have achieved quarterly net income for three consecutive quarters, we may incur losses in subsequent quarters, particularly due to uncertainty surrounding a potential increase in stock-based compensation expense in connection with proposed changes in accounting rules and regulations and an anticipated increase in sales and marketing expenditures in connection with the release of our next-generation service near the end of 2003. Despite the progress we have made in managing and controlling expenses, we will need to increase revenue to support expected expenses and to sustain profitability.

     On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. In connection with the acquisition, we assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $125,000 line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of our company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million

15.

in deferred stock-based compensation, which is being expensed over three years, which began in May 2002. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions, may fluctuate based on the timing of new subscription agreements and the expiration and renewal of existing agreements. In the quarter ended June 30, 2003, 8.7% of our revenue was non-usage based as compared to 14.6% in the quarter ended June 30, 2002. We expect our non-usage based revenue to approximate 8% to 10% of our total revenue in upcoming quarters.

     The following describes how we recognize revenue for the services we offer:

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements.

•	Operator Assisted Revenue. Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Web and Phone Conferencing service. A change in our mix of usage and non-usage based revenue will affect our gross profit as our cost of revenue is typically higher on our usage-based Web and Phone Conferencing service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We will continue to make investments in our infrastructure. As a result, we expect expenses for capital expenditures, depreciation, Internet access and bandwidth to increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through the end of 2003. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which currently conducts business under the MCI brand name, and which filed for Chapter 11 bankruptcy protection in July 2002. If MCI was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives in the second half of 2003.

16.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $430,000 and $249,000 of internally developed software in the first and second quarters of 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in 2003, particularly as we develop our next-generation service and other new products, if any, in the near term. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in terms of absolute dollars in 2003; however, we expect such expenditures to decrease as a percentage of revenue in 2003.

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

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended June 30, 2003 we did not record any deferred stock-based compensation; however, during the six months ended June 30, 2003, we recorded $1.2 million of deferred stock-based compensation. We also expensed $0.8 million and $1.6 million related to stock-based compensation in the three and six months ended June 30, 2003, respectively. The $1.2 million of the deferred stock-based compensation relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct , we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments, which began in May 2003. The deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Assuming no forfeitures, we expect to incur stock-based compensation expense of approximately $1.2 million in the remainder of 2003, $1.4 million in 2004, $0.5 million in 2005, and $0.2 million in 2006, 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees or members of our Board of Directors, through June 30, 2003, under our equity plans.

Other Data – Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering, we have reported adjusted EBITDA, a financial measure that is not defined by Generally Accepted Accounting Principles (GAAP). Certain restructuring charges historically presented in this non-GAAP financial performance measure have been removed from adjusted EBITDA for such prior periods to conform to the presentation of adjusted EBITDA for the second quarter and year to date 2003.

17.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$613	$(1,921)	$953	$(3,770)
Add: depreciation, amortization and other income (expense), net	2,509	2,757	5,146	5,087
Add: stock-based compensation expense	778	787	1,559	1,436

Adjusted EBITDA	$3,900	$1,623	$7,658	$2,753

     The trends depicted by this calculation indicate that we have been successful in reducing our net loss and generating net income as well as increasing adjusted EBITDA, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three months ended June 30, 2003, as compared with the three months ended June 30, 2002, our net loss decreased by $2.5 million, resulting in $0.6 million in net income for the current quarter. For the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, our net loss decreased by $4.7 million, resulting in $1.0 million in net income for the six months ended June 30, 2003. For the three months ended June 30, 2003, as compared with the three months ended June 30, 2002, adjusted EBITDA increased by $2.3 million. For the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, adjusted EBITDA increased by $4.9 million.

     Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with GAAP. We believe that adjusted EBITDA is a useful performance metric for our investors and is a measure of operating performance and liquidity that is commonly reported and widely used by financial and industry analysts, investors and other interested parties because it eliminates significant non-cash charges to earnings. In addition, sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant articulated in our loan and security agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $4.2 million and $0.8 million for the three months ended June 30, 2003 and 2002, respectively, and $6.7 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively; net cash used by investing activities was $1.8 million and $5.1 million for the three months ended June 30, 2003 and 2002, respectively, and $3.3 million and $7.2 million for the six months ended June 30, 2003 and 2002, respectively; net cash used by financing activities was $0.2 million for both the three months ended June 30, 2003 and 2002, respectively, and negligible and $0.3 million for the six months ended June 30, 2003 and 2002, respectively.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

     Revenue. Total revenue increased by $1.4 million to $16.8 million for the three months ended June 30, 2003 from $15.4 million for the three months ended June 30, 2002. Total revenue increased by $3.0 million to $32.3 million for the six months ended June 30, 2003 from $29.3 million for the six months ended June 30, 2002. The increase was primarily due to the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002 and an increase in usage from our existing customer base, which is partially offset by pricing pressure we are experiencing for some of our services. In addition, we first recognized significant revenue from our Operator Assisted Conferencing service in the first quarter of 2003. Total minutes attributable to our usage-based services was 157.6 million and 113.3 million for the three months ended June 30, 2003 and 2002, respectively, and 296.7 million and 225.5 million for the six months ended June 30, 2003 and 2002, respectively.

18.

     Cost of Revenue. Cost of revenue decreased $0.4 million to $6.9 million for the three months ended June 30, 2003 from $7.3 million for the three months ended June 30, 2002. Cost of revenue decreased $0.8 million to $13.4 million for the six months ended June 30, 2003 from $14.2 million for the six months ended June 30, 2002. Telecommunication costs decreased $0.6 million for the quarter ended June 30, 2003 over the quarter ended June 30, 2002 due to volume discounts received from our long distance telephony provider. Depreciation and salaries expense each decreased $0.1 million due to a decrease in headcount in the quarter ended June 30, 2003 from the quarter ended June 30, 2002. Offsetting these decreases, expenses associated with our Operator Assisted Conferencing service increased $0.3 million in the current quarter, which coincides with our growth in revenue from this service. Additionally, maintenance and repairs expense increased $0.1 million for the three months ended June 30, 2003 from the three months ended June 30, 2002. Telecommunication cost decreased $1.3 million for the six months ended June 30, 2003 over the six months ended June 30, 2002 due to volume discounts received from one of our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. The allocated component of depreciation expense decreased $0.1 million for the six months ended June 30, 2003 due to decreased headcount over the same period in the previous year. Salaries expense decreased $0.2 million due to decreased headcount in the six months ended June 30, 2003 from the six months ended June 30, 2002. Conversely, expense associated with our Operator Assisted Conferencing service increased $0.6 million in the current year, which coincides with our growth in revenue from this service. Maintenance and repairs expense increased $0.1 million for the six months ended June 30, 2003 from the six months ended June 30, 2002. The primary reasons for our gross profit improvement are reductions in our long distance rates and a general improvement in our infrastructure utilization.

     Sales and Marketing. Sales and marketing expense remained consistent at $4.8 million for the three months ended June 30, 2003 and 2002, respectively. However, there was a slight shift in expenses in the current quarter, namely a decrease in bad debt expense due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging which resulted in a reduction of our bad debt reserve, offset by an increase in compensation expense due to increased headcount as compared to the quarter ended June 30, 2002. Sales and marketing expense increased $0.3 million to $9.3 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. Personnel and payroll related expenses increased $0.6 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, due to increased headcount associated with our acquisition of InterAct in April 2002. Likewise, allocated depreciation expense increased $0.4 million for the six months ended June 30, 2003 from the six months ended June 30, 2002, also on account of increased sales and marketing headcount. Offsetting these increases, bad debt expense decreased $0.5 million for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging, which resulted in a reduction of our bad debt reserve. Additionally, various telemarketing and market research expenses decreased slightly for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Research and Development. Research and development expense decreased $0.1 million to $2.0 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. Research and development expense decreased $0.4 million to $3.7 million for the six months ended June 30, 2003 from $4.1 million for the six months ended June 30, 2002. Allocated depreciation decreased $0.1 million in the current quarter due to an overall reduction in depreciation expense. Personnel and payroll related expenses decreased $0.4 million for the six months ended June 30, 2003 over the six months ended June 30, 2002, due to additional capitalized costs associated with internally developed software in the first half of 2003 as compared to the first half of 2002, primarily due to the development of our next-generation service that has taken place during the first half of 2003.

     General and Administrative. General and administrative expense decreased $0.2 million to $1.7 million for the three months ended June 30, 2003 as compared to $1.9 million for the three months ended June 30, 2002. General and administrative expense decreased $0.3 million to $3.4 million for the six months ended June 30, 2003 as compared to $3.7 million for the six months ended June 30, 2002. Personnel and payroll related expenses decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively, over the three and six months ended June 30, 2002 due to decreased headcount. Additionally, allocated depreciation decreased $0.1 million for both the three and six months ended June 30, 2003 over the same periods in 2002, respectively, due to decreased headcount.

19.

     Stock-Based Compensation Expense. Stock-based compensation expense remained consistent at $0.8 million for the three months ended June 30, 2003 and 2002, respectively. Stock-based compensation expense increased $0.2 million to $1.6 million for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which generally are four years. During the first quarter of 2003 we recorded $1.2 million of deferred stock-based compensation that relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments, which began in May 2003. The deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with this restructuring we recorded restructuring charges of $0.2 and $0.4 million in the first and second quarter of 2002, respectively. At June 30, 2003, the restructuring reserves totaled $0.7 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. In addition, facility reserves may increase or decrease based on the ability to sublease vacant spaces, which are under non-cancelable operating leases expiring at various dates through 2005. As of June 30, 2003, the facility reserve was comprised of two offices. Currently, the minimum lease payments for these two offices total approximately $17,000 per month. We have fully reserved one of the remaining offices because the office will remain vacant and the lease expires in July 2003. As a result, barring a default by a subtenant on an existing sublease, only one office can subject us to future adjustments. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the current real estate market, it has taken us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. However, we continually monitor and adjust, as warranted, the restructuring reserve associated with remote sales facilities based on current facts and circumstances. A failure to reduce or eliminate in a timely fashion the commitment on the one remaining office that is not fully reserved will cause us to make unfavorable adjustments to the restructuring reserve in subsequent periods.

     Other Income (Expense). Interest income remained flat at $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense also remained flat at $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Interest income decreased $0.1 million to $0.1 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002. The decrease was related to lower interest rates in 2003 compared to 2002. Interest expense decreased $0.1 million to $0.1 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002. The decrease was due to refinancing our outstanding term loan with a lower interest rate and a decreasing principal balance on which interest is calculated.

Liquidity and Capital Resources

     As of June 30, 2003, cash and cash equivalents were $35.0 million, an increase of $3.3 million compared with cash and cash equivalents held as of December 31, 2002.

     Net cash provided by operations was $6.7 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by operations increased significantly in the first six months of 2003 as compared to the first six months of 2002 as we achieved net income of $1.0 million for the current six-month period compared to a net loss of $3.8

20.

million for the prior six-month period. The improvement is also due to an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable, increase in prepaid expenses and decrease in deferred revenue.

     Net cash used by investing activities was $3.3 million and $7.2 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used by investing activities in the first six months of 2003 and 2002 primarily related to capital expenditures for equipment purchases. Additionally, we paid cash, net of cash received, of $2.8 million for the acquisition of InterAct in the second quarter of 2002. We expect capital expenditures to increase in 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings.

     Net cash used by financing activities was negligible and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. Cash used by financing activities in the first six months of 2003 and 2002 related to debt service payments offset by cash proceeds from the exercise of common stock options.

     As of June 30, 2003, we had approximately $3.2 million in total debt obligations outstanding, of which approximately $1.3 million was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of $81,000 plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit are limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2003, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $9.2 million. The loan and security agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At June 30, 2003, the balance due under this agreement was approximately $2.5 million, of which approximately $1.0 million was current. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of $85,000 plus interest at 2.5% with the final payment due in April 2005. At June 30, 2003, the balance due under this agreement is $0.7 million, of which $0.3 million is current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for seven consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. However, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the release of our next-generation service near the end of 2003. Looking ahead, we expect our debt service payments to decrease in 2003 over 2002 and we expect capital expenditures to increase in 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have during 2003.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. During the first and second quarters of 2003, no single customer accounted for greater than 10% of our total revenue. At June 30, 2003, we had a receivable due from Qwest Communications International, Inc. of $2.0 million or 18.8% of our total accounts receivable balance. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

     As of June 30, 2003, our purchase commitments for bandwidth usage and telephony services were approximately $20.3 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the contract.

21.

     We lease office facilities under various operating leases that expire through 2009. A large number of these facilities are satellite sales offices that typically average 3,000 square feet. Total future minimum lease payments, under all operating leases, as of June 30, 2003, are approximately $9.0 million. We are in the process of attempting to sublease or otherwise minimize our lease commitment with respect to one office, and to the extent we are successful in subleasing or otherwise relieving ourselves of the lease obligation, these facility lease commitments, net of any subleases, will decrease. Through June 30, 2003, we have been successful in terminating five facility leases, thereby relieving ourselves of any future obligation, and we have been successful in subleasing seven facilities. Additionally, in the second quarter of 2003 we subleased a remote sales office that was not part of our restructuring reserve. Future minimum sublease receivables for all subleased facilities, as of June 30, 2003, approximate $1.9 million that we expect to receive through August 2005.

     Our contractual obligations and commitments to make future payments as of June 30, 2003 are as follows (in thousands):

	Payments Due by Period

		Less than 1
	Total	year	2-3 years	4-5 years	Over 5 years

Long-term debt	$3,197	$1,312	$1,885	$—	$—
Operating leases	9,025	2,416	3,756	1,833	1,020
Purchase obligations	20,340	13,938	6,402	––	––

Total contractual obligations and commitments	$32,562	$17,666	$12,043	$1,833	$1,020

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

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, the useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets, and the restructuring charges and reserves.

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 26, 2003. Our critical accounting policy and estimate with respect to our income tax valuation allowance is being updated as follows:

     Currently, we have recorded a valuation allowance equal to our deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we have generated net income for three consecutive quarters, we believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax asset, we will reduce the valuation allowance on our deferred tax assets which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our deferred tax assets at December 31, 2002 was $48.2 million.

22.

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

     Our operating costs have exceeded our revenue in each quarter since our inception in April 1997, except for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. We realized net income of $553,000, $340,000 and $613,000 in the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, respectively. We may incur net losses in the near term as we expend resources in connection with the launch of our next-generation service. In addition, we may incur net losses in the future if the web conferencing market does not rapidly grow, if existing or future competitors decrease our market share, or if price pressure increases significantly we may incur net losses in the future. If we incur net losses in the future, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our current planned operations. Accordingly, we must significantly increase our revenue to maintain profitability. We have incurred cumulative net losses of approximately $170.9 million from our inception through June 30, 2003 and we may have additional net losses in 2003.

We have a limited operating history, which makes it difficult to evaluate our business.

     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We began commercially offering our Web and Phone Conferencing service in April 1999, our Web Conferencing Pro service in June 2000 and our Operator Assisted Conferencing service in the first quarter of 2003. In January 2001, we restructured our company to focus solely on our web conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

23.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income (loss) ranged between $0.1 million net loss and $0.6 million net income in the four quarters ended June 30, 2003. Our quarterly revenue ranged between $15.4 million and $16.8 million in the four quarters ended June 30, 2003. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition and market demand for our services. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended June 30, 2003, 91% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies, including large telecommunications carriers, and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 22.4% of our revenue in the quarter ended June 30, 2003. These large customers have no obligation to continue to use our services. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to sustain profitability on a consistent basis or at all could be harmed. In particular, we have a significant receivable due from Qwest Communications International, Inc. at June 30, 2003, which was approximately $2.0 million or 18.8% of the Company’s total accounts receivable balance.

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

     The prices for our services are subject to rapid and frequent changes. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing

24.

marketplace, we have reduced our pricing in certain circumstances and may be required to further reduce our pricing structure in the future, which would negatively affect our revenue, margins and our ability to sustain profitability on a consistent basis or at all.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, in 2003, we intend to commercially release our next-generation web conferencing service and technology. We may not successfully identify, develop and market this next-generation service and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, we may not be able to sustain profitability on a consistent basis or at all. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft acquired Placeware, a competitor of ours. As a result of this acquisition, Microsoft may expend significantly greater resources developing and enhancing web conferencing services and/or software that directly competes with our offerings, and because Microsoft may leverage widespread use of their operating system by business customers to capture market share in the web conferencing market, our market share may significantly decline. In addition, some large software companies, such as Oracle, are also providing web conferencing products in addition to their software offerings. Oracle may expend significantly greater resources developing, enhancing and marketing its web conferencing product, and as a result, our market share may significantly decline.

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

25.

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

     For the quarter ended June 30, 2003, 17% of our revenue was attributable to our indirect customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all.

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

     We purchase substantially all of our key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. Because we do not have any guaranteed supply arrangements with this supplier, it may unilaterally increase its prices for these components, and as a result, we could face higher than expected operating costs and impaired operating results. In addition, this supplier could cease supplying us with these components. If we were required to find alternative sources for these components, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. One of these suppliers on which we are substantially dependent for telephony services is WorldCom, which currently conducts business under the MCI brand name and which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase. We also rely on a single supplier for the majority of our storage hardware, which store critical operations data and maintain the reliability of our services. If we are required to find alternative sources for such equipment, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources.

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

26.

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

     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally maintain between 50% and 60% capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore our ability to sustain profitability on a consistent basis or at all. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

Our failure to manage growth could cause substantial increases in our operating costs and harm our ability to sustain profitability on a consistent basis or at all and, therefore, decrease the value of our stock.

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

27.

     Our joint venture with @viso Limited was not successful and any future plans for international expansion may not be successful, which could harm our ability to attract multi-national customers and adversely affect our operating results.

     We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. Currently, this joint venture is in the process of being liquidated and will be dissolved. This decision may harm our strategy to expand internationally and attract multi-national customers. Further, we will not realize the value from the costs associated with starting up this venture. In addition, we have expended, and may continue to expend, significant costs, resources and time to execute this dissolution and liquidation. As a result, our operating results may be harmed and we may not sustain profitability on a consistent basis or at all, thereby causing our stock price to decline.

     If we expand internationally, either alone or with a partner, we would be required to spend additional financial and managerial resources that may be significant. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

     As a result of our acquisition of substantially all of the assets of InterAct, we have operations in multiple facilities in geographically diverse areas. In particular, we have transitioned the management of the sales force to the former chief executive officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas, and as a result, this may negatively impact our operating results.

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

28.

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

     In addition, if we were to make any acquisitions, we could, for example:

•	issue equity securities that would dilute our stockholders;

•	expend cash;

•	incur debt;

•	assume unknown or contingent liabilities; and

•	experience negative effects on our results of operations.

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

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own three patents relating to features of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the

29.

proceedings could be burdensome and expensive, and as a result, harm our ability to sustain profitability on a consistent basis or at all. Additionally, in any litigation the outcome is uncertain.

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

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of June 30, 2003 we had approximately $3.7 million in deferred equity-based compensation expense. We expect this expense to be amortized over six years and to negatively impact our earnings during that time. $2.0 million of this expense will expire over the next year as options granted

30.

prior to our initial public offering and certain restricted stock grants vest. In addition, options granted to consultants will fluctuate with our stock price, and as a result, the amount of future stock compensation expense related to any unvested portion of such options is difficult to predict. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and our ability to sustain profitability on a consistent basis or at all could be harmed.

We disclose non-GAAP financial information.

     We prepare and release quarterly unaudited and annual audited financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash expenses, consisting primarily of depreciation, the amortization of intangible assets and stock-based compensation. We believe the disclosure of non-GAAP financial information helps investors more meaningfully evaluate the results of our operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare the GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls.

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

31.

Our stock price is volatile and this volatility may depress our stock price, result in litigation or indicate that our goodwill is impaired, resulting in further declines to our stock price.

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and June 30, 2003 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

32.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2003, we had long-term debt, including current portion, in the aggregate amount of $3.2 million. The balance due of approximately $2.5 million as of June 30, 2003 under our loan and security agreement is being repaid at a fixed interest rate of 5.25% with monthly payments due through January 2006. The balance due of approximately $0.7 million as of June 30, 2003 under our loan agreement with a vendor will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligations related to long-term debt existing as of June 30, 2003, as the interest rates related to such debt are fixed over the terms. At June 30, 2003, we had a $12.5 million revolving line of credit with a loan value of $9.2 million. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings including any advances on our revolving line of credit. At June 30, 2003, we did not have an outstanding balance under the revolving line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. Although we do not have any investments at June 30, 2003, we may purchase investments that may decline in value as a result of changes in equity markets and interest rates.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

     Paul A. Berberian, our Chief Executive Officer and President, and Nicholas J. Cuccaro, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures are effective.

     Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on June 5, 2003. The stockholders elected two Class III directors to serve for three-year terms. The stockholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld

Donald F. Detampel, Jr.	48,249,737	615,267
Daniel E. Somers	47,904,682	960,322

     The stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended 2003 by the following vote:

For	Against	Abstain	Broker Non-Votes

48,417,895	422,012	25,097	0

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (A.) Exhibits

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certifications.

     (B.) Reports on Form 8-K

On April 23, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended March 31, 2003.

On July 23, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended June 30, 2003.

34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: August 14, 2003	By:	/s/ Nicholas J. Cuccaro Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

35.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certifications.

36.