Form 10-Q
period 2003-09-30
RAINDANCE COMMUNICATIONS INC
filed 2003-11-14
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	53,853,075 as of October 31, 2003.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$35,832	$31,699
Accounts receivable, net of allowance for doubtful accounts of $550 and $850 at September 30, 2003 and December 31, 2002, respectively	10,319	8,982
Due from affiliate	50	50
Prepaid expenses and other current assets	1,516	983
Due from employees	12	12

Total current assets	47,729	41,726
Property and equipment, net	24,022	24,493
Goodwill, net	45,587	45,587
Due from employees	2	2
Other assets	1,800	1,197

Total Assets	$119,140	$113,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,907	$5,193
Current portion of long-term debt	1,312	1,030
Accrued expenses	329	629
Accrued compensation	2,595	2,322
Restructuring reserve	270	507
Deferred revenue	116	423

Total current liabilities	11,529	10,104
Long-term debt, less current portion	1,556	2,026
Restructuring reserve, less current portion	258	518
Other	54	34

Total Liabilities	13,397	12,682

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 53,826,718 and 51,895,813 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	81	78
Additional paid-in capital	278,515	276,211
Deferred stock-based compensation	(3,058)	(4,067)
Accumulated deficit	(169,795)	(171,899)

Total Stockholders’ Equity	105,743	100,323

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$119,140	$113,005

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Service	$16,959	$15,700	$49,233	$44,965
Software	1,056	—	1,056	—

Total Revenue	18,015	15,700	50,289	44,965
Cost of revenue:
Service	7,394	6,618	20,745	20,848
Software	—	—	—	—

Total cost of revenue (exclusive of stock-based compensation expense of $26, $49, $85 and $148, respectively, shown below)	7,394	6,618	20,745	20,848

Gross profit	10,621	9,082	29,544	24,117

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $23, $71, $161 and $221, respectively, shown below)	4,644	4,774	13,949	13,784
Research and development (exclusive of stock-based compensation expense of $163, $154, $534 and $468, respectively, shown below)	2,159	1,854	5,877	5,966
General and administrative (exclusive of stock-based compensation expense of $467, $567, $1,458 and $1,440, respectively, shown below)	1,993	1,774	5,411	5,483
Stock-based compensation expense	679	841	2,238	2,277
Restructuring charges	—	—	—	584

Total operating expenses	9,475	9,243	27,475	28,094

Income (loss) from operations	1,146	(161)	2,069	(3,977)
Other income, net	6	23	35	69

Net income (loss)	$1,152	$(138)	$2,104	$(3,908)

Net income (loss) per share:
Basic	$0.02	$(0.00)	$0.04	$(0.08)

Diluted	$0.02	$(0.00)	$0.04	$(0.08)

Weighted average number of common shares outstanding:
Basic	53,565	51,432	53,135	50,064

Diluted	55,320	51,432	54,733	50,064

See accompanying notes to condensed consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,104	$(3,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,715	7,683
Restructuring charges	—	584
Stock-based compensation	2,238	2,277
Other	36	65
Changes in operating assets and liabilities:
Accounts receivable	(1,337)	(3,207)
Prepaid expenses and other current assets	(828)	280
Other assets	(58)	645
Accounts payable and accrued expenses	1,025	34
Deferred revenue	(307)	444

Net cash provided by operating activities	10,588	4,897

Cash flows from investing activities:
Purchase of property and equipment	(6,882)	(5,535)
Proceeds from disposition of equipment	29	3
Cash paid for acquisition of InterAct, net of cash received	—	(2,772)
Change in restricted cash	194	—

Net cash used by investing activities	(6,659)	(8,304)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,077	1,383
Payments on debt	(873)	(1,485)

Net cash provided (used) by financing activities	204	(102)

Increase (decrease) in cash and cash equivalents	4,133	(3,509)
Cash and cash equivalents at beginning of period	31,699	34,221

Cash and cash equivalents at end of period	$35,832	$30,712

Supplemental cash flow information — interest paid in cash	$126	$534

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$520	$242

Debt incurred for the purchase of property and equipment	$686	$—

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

     The accompanying condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with Generally Accepted Accounting Principles on a basis consistent with the December 31, 2002 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed consolidated statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 26, 2003. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at September 30, 2003 consist of money market accounts at four financial institutions.

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

     The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” In regards to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead is reviewed for impairment on an on-going basis. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed, as of March 31, 2003, the annual reassessment and impairment test, which indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. There can be no assurances that the Company’s goodwill will not be impaired in the future.

(f)	Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. In the first, second and third quarters of 2003, none of the Company’s customers represented greater than 10% of the Company’s revenue, however, one customer represented greater than 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc. (Qwest) at September 30, 2003 was $1.5 million or 13.8% of the Company’s total accounts receivable balance at such date. The Company’s operating results and cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

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

     Revenue for the Company’s Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if the Company does not have vendor specific objective evidence for an undelivered element.

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

(h)	Software Development Costs

     Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on a straight-line basis over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003, the Company changed its accounting treatment of costs associated with the development of its next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with its next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development.

(i)	Net Income (Loss) Per Share

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

     The following table sets forth the calculation of net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$1,152	$(138)	$2,104	$(3,908)

Common shares outstanding:
Historical common shares outstanding at beginning of period	53,293	51,125	51,896	48,130
Weighted average common shares issued during period	272	307	1,239	1,934

Weighted average common shares at end of period — basic	53,565	51,432	53,135	50,064
Effect of dilutive common stock options and warrants	1,755	—	1,598	—

Weighted average common shares at end of period — diluted	55,320	51,432	54,733	50,064

Net income (loss) per share — basic	$0.02	$(0.00)	$0.04	$(0.08)

Net income (loss) per share — diluted	$0.02	$(0.00)	$0.04	$(0.08)

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Shares issuable under stock options	4,237,504	3,992,006	5,449,961	2,265,871
Shares issuable pursuant to warrants	20,017	652,790	20,017	652,790

(j)	Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation", entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

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

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$1,152	$(138)	$2,104	$(3,908)
Add: Stock-based employee compensation expense attributable to common stock options	290	514	1,119	1,747
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,442)	(3,549)	(5,782)	(10,223)

Net (loss), as adjusted	$—	$(3,173)	$(2,559)	$(12,384)

Income (loss) per share — basic, as reported	$0.02	$(0.00)	$0.04	$(0.08)

Income (loss) per share — diluted, as reported	$0.02	$(0.00)	$0.04	$(0.08)

(Loss) per share — basic, as adjusted	$(0.00)	$(0.06)	$(0.05)	$(0.25)

(Loss) per share — diluted, as adjusted	$(0.00)	$(0.06)	$(0.05)	$(0.25)

     The per share weighted-average fair value of stock options granted during the three months ended September 30, 2003 and 2002 was $2.35 and $2.64, respectively, and the per share weighted-average fair value of stock options granted during the nine months ended September 30, 2003 and 2002 was $1.78 and $2.98, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended September 30, 2003 and 2002:

	September 30,

	2003	2002

Expected life (years)	4	6
Risk-free interest rate	2.85%	5%
Expected volatility	126%	106%
Expected dividend yield	None	None

(2)	ACQUISITION

     On April 17, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, the Company completed the acquisition. In connection with the acquisition, the Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $0.1 million line of credit. The Company also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in the Company’s consolidated financial statements.

     The aggregate purchase consideration paid to InterAct was $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of the Company’s common stock valued at $4.0 million. In addition, the Company incurred $0.1 million of acquisition related expenses. 997,599 shares of the Company’s common stock were deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which is being expensed over three years, which began in May 2002. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. The purchase consideration allocation is as follows:

(In Millions)
Tangible net assets	$1.0
Goodwill	6.9

Total purchase consideration allocation	$7.9

     The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations as if the InterAct acquisition took place on January 1, 2002 (in thousands, except per share data).

Nine Months Ended September 30,

2002

Revenue	$46,475
Net (loss)	(3,738)
Basic and diluted net (loss) per share	(0.07)

     The pro forma results for the nine months ended September 30, 2002 combine the Company’s results for the nine months ended September 30, 2002 with the results of InterAct for the period from January 1, 2002 through April 30, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated on January 1, 2002. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

(3)	DEBT

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001 the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan is scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement are limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2003, the Company did not have an outstanding balance under the revolving line of credit and the borrowing available, based on eligible accounts receivable, was $9.5 million. The loan and security agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2003, the balance due under this agreement (exclusively related to the term loan) is $2.3 million, of which $1.0 million is current.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At September 30, 2003, the balance due under this agreement is $0.6 million, of which $0.3 million is current.

(4)	COMMON STOCK PLANS

(a)	Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 15,872,777 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At September 30, 2003, there were 4,583,963 shares available for future issuance under the plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. Some of the Company’s options entitle option holders to exercise their options early, in which case shares issued upon exercise are restricted and subject to repurchase at the exercise price if those employees are terminated prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

     The Company utilizes APB Opinion 25 in accounting for its plans. In the three and nine months ended September 30, 2003, a total of 6,500 and 14,150 common shares, respectively, were granted at less than fair value to members of the Company’s Board of Directors as compensation for board services rendered to the Company, resulting in aggregate compensation expense of $17,940 and $34,480, respectively. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones. However, as indicated in Note 8, the Company’s former President and Chief Executive Officer’s employment will terminate effective December 31, 2003, which will trigger the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million, as well as reducing the Company’s cash compensation commitment by $1.5 million.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during the nine months ended September 30, 2003 and 2002 was as follows:

	Nine Months Ended September 30,

	2003		2002

	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Balance, beginning of period	8,229,267	$3.40	7,593,578	$3.33
Granted at fair value	1,223,850	2.10	2,147,386	3.57
Exercised	(171,720)	1.59	(368,140)	1.46
Cancelled	(840,927)	4.65	(1,008,280)	3.60

Balance, end of period	8,440,470	3.12	8,364,544	3.44

     Restricted shares issued for options exercised which are subject to repurchase totaled 1,873 shares at September 30, 2003.

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price

$ 0.15 - 1.29	1,456,238	6.7	$0.94	1,042,300	$0.89
1.44 - 1.75	1,622,841	8.1	1.61	839,369	1.56
2.00 - 2.69	1,754,374	7.7	2.54	1,104,863	2.57
2.79 - 3.49	1,780,248	8.8	3.35	679,769	3.40
3.55 - 8.00	1,424,342	7.5	5.32	906,167	5.59
10.80 - 10.80	402,427	6.6	10.80	346,056	10.80

	8,440,470	7.8	3.12	4,918,524	3.29

     In addition, the Company has sold or granted for services rendered to employees, directors and consultants an aggregate of 1,343,899 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share, which amount includes the 750,000 shares granted pursuant to the Executive Performance-Based Compensation Arrangement. 200,000 of the shares granted under the Executive Performance-Based Compensation Arrangement will be forfeited effective December 31, 2003 in connection with the employment termination of the Company’s former President and Chief Executive Officer.

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. 6,963 shares were exercised in the assumed plans during the three months ended September 30, 2003 and 172,834 options remain outstanding.

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price

$ 0.45 - 2.72	52,520	5.4	$1.13	52,520	$1.13
3.92 - 3.92	100,563	6.3	3.92	100,563	3.92
6.08 - 6.08	19,751	6.4	6.08	19,751	6.08

	172,834	6.0	3.32	172,834	3.32

(b)	Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP are 4,606,111, including shares reserved pursuant to the plan’s evergreen provisions. In February and August 2003, 561,479 and 398,667 shares, respectively, were purchased by employees at an average price of $0.82 and $0.86 per share, respectively. At September 30, 2003, 2,609,121 shares were reserved for future issuance. At September 30, 2003 approximately $108,264 in payroll deductions have been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.99 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

(5)	RESTRUCTURING

     The Company’s restructuring activities included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices.

     Restructuring reserves and activity for the first nine months of 2003 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2002	Adjustments	Payments	September 30, 2003

Lease obligations, net of estimated sublease income	$1,025	$—	$(497)	$528

     At September 30, 2003, the Company’s restructuring reserves totaled $0.5 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believes will be the most probable outcome. Future minimum sublease receivables for all subleased facilities, as of September 30, 2003, approximate $1.9 million that are scheduled to be received through August 2005. The actual cost savings the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. The Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments.

(6)	COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

     The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by current executive officers or former executive officers of the Company.

Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $8.4 million at September 30, 2003. Future minimum sublease receivables for all subleased facilities, as of September 30, 2003, approximate $1.9 million to be received by the Company through August 2005.

(b)	Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of September 30, 2003 was approximately $16.9 million to be expended through 2005. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     The Company has made a commitment to its primary conferencing bridge provider for the purchase of equipment. The total commitment as of September 30, 2003 was approximately $11.4 million to be expended through 2005. See Note 9.

(c)	Employment Contracts

     At September 30, 2003, the Company had an employment agreement with its former President and Chief Executive Officer. The agreement provided for a termination payment under certain circumstances. As of September 30, 2003, the Company’s liability would have been approximately $0.3 million if this officer were terminated under certain conditions set forth in the agreement. In October 2003 the Company and this former President and Chief Executive Officer entered into an agreement to terminate his employment as of December 31, 2003, which agreement supercedes and replaces the terms of this employment agreement. See Note 8 for subsequent event.

     In addition, the Company has a letter agreement with one of its executive officers, which would require the Company to pay $0.1 million if the executive officer was terminated under certain conditions set forth in the agreement.

(d)	Litigation

     In August 2003, a lawsuit was filed by Edisync Systems, LLC against the Company alleging patent infringement. The Company believes that an estimated loss of $0.3 million is probable, and accordingly has accrued this expense under general and administrative expenses as of September 30, 2003. In addition, from time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Any such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

(7)	CUSTOMER CONCENTRATION

     In the first, second and third quarters of 2003, none of the Company’s customers represented greater than 10% of the Company’s revenue, however, one customer represented greater than 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc. (Qwest) at September 30, 2003 was $1.5 million or 13.8% of the Company’s total accounts receivable balance.

(8)	SUBSEQUENT EVENT

     In October 2003 the Company’s President and Chief Executive Officer entered into a separation agreement to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, the Company will recognize approximately $0.6 million in the fourth quarter of 2003 related to severance costs. In addition, 200,000 shares of common stock associated with the Executive Performance-Based Compensation Arrangement were subject to forfeiture and will be cancelled as of December 31, 2003, which will trigger the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, the cash compensation commitment associated with the Executive Performance-Based Compensation Arrangement will be reduced by $1.5 million as of December 31, 2003.

(9)	RELATED PARTY TRANSACTION

     In the third quarter of 2003 the Company sold a software license to the Company's primary hardware vendor in the amount of $4.0 million, $1.1 million of which was recognized as revenue in the third quarter of 2003 and $2.9 million of which will be recognized in the fourth quarter of 2003. The Company also entered into an agreement with the same vendor to purchase approximately $12.7 million in equipment to be expended through December 31, 2005. The vendor, a privately held company, shares a common board member with the Company.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly, the Company adopted SFAS 150 on July 1, 2003 and the adoption of this statement did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Overview

     We provide business communication services for everyday business meetings and events. Our Web and Phone Conferencing and Web Conferencing Pro communication services are based on proprietary architecture that integrate traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Web and Phone Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding and Operator Assisted Conferencing, which provides customers with operator assistance during a conference and additional services such as call taping, digital replay and transcription. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels.

     In the fourth quarter of 2003, we expect to launch the beta version of our next-generation service. Built on multimedia architecture that integrates audio, web and video technologies, our next-generation service is expected to be generally available in early 2004. In addition, we intend to continue leveraging the infrastructure, technologies, and proprietary systems that we have developed for our existing services to facilitate the rapid deployment of service enhancements and future business communication services.

     As of September 30, 2003, we had an accumulated deficit of $169.8 million. Our net income was $1.2 million and our net loss was $0.1 million for the three months ended September 30, 2003 and 2002, respectively. Our net income was $2.1 million and our net loss was $3.9 million for the nine months ended September 30, 2003 and 2002, respectively. Although we have achieved quarterly net income for four consecutive quarters, we may incur losses in subsequent quarters, particularly due to uncertainty surrounding a potential increase in stock-based compensation expense in connection with proposed changes in accounting rules and regulations, an anticipated increase in sales and marketing expenditures in connection with the release of our next-generation service, and an anticipated increase in research and development expenses in connection with a change in accounting treatment of our software development costs. Despite the progress we have made in managing and controlling expenses, we will need to increase revenue to support expected expenses and to sustain profitability.

     On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. In connection with the acquisition, we assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $0.1 million line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of our company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million in deferred stock-based compensation, which is being expensed over three years, which began in May 2002. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. In the quarter ended September 30, 2003, 14.1% of our revenue was non-usage based as compared to 17.7% in the quarter ended September 30, 2002. We expect our non-usage based revenue to approximate 20% to 25% of our total revenue in the fourth quarter of 2003.

     The following describes how we recognize revenue for the services and software we offer:

•	Web and Phone Conferencing Revenue. Revenue for our Web and Phone Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Web and Phone Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if we do not have vendor specific objective evidence for an undelivered element.

•	Operator Assisted Revenue. Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Web and Phone Conferencing service. A change in our mix of Web and Phone Conferencing and Web Conferencing Pro revenue will affect our gross profit as our cost of revenue is typically higher on our Web and Phone Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure and increase our capacity. As a result, we expect expenses for capital expenditures, depreciation, Internet access and bandwidth to increase in absolute dollars. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through the end of 2004. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which currently conducts business under the MCI brand name, and which filed for Chapter 11 bankruptcy protection in July 2002. If MCI was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives during the remainder of 2003 and in 2004.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.4 million, $0.2 million and $0.2 million of internally developed software in the first, second and third quarters of 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in the fourth quarter of 2003 and in 2004; however we expect to see a decrease because we will no longer capitalize costs associated with our next-generation service. Based on plans regarding the external distribution of software developed in the third quarter of 2003, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized $2.8 million in costs associated with our next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in absolute dollars in the remainder of 2003 and in 2004.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars; however, we expect them to decrease as a percentage of revenue in the fourth quarter of 2003 and in 2004.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended September 30, 2003 we did not record any deferred stock-based compensation; however, during the nine months ended September 30, 2003, we recorded $1.2 million of deferred stock-based compensation. We also expensed $0.7 million and $2.2 million related to stock-based compensation in the three and nine months ended September 30, 2003, respectively. The $1.2 million of the deferred stock-based compensation relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 will trigger the reversal of the un-amortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments, which began in May 2003. The deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Assuming only the forfeiture of 200,000 shares of restricted stock issued pursuant to the Executive Performance-Based Compensation Arrangement associated with the employment termination of our former President and Chief Executive Officer, we expect to incur stock-based compensation expense of approximately $0.6 million in the fourth quarter of 2003, $1.3 million in 2004, $0.5 million in 2005, and $0.1 million in 2006, 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees or members of our Board of Directors, through September 30, 2003, under our equity plans.

Other Data — Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering, we have reported adjusted EBITDA, a financial measure that is not defined by Generally Accepted Accounting Principles (GAAP). Certain restructuring charges historically presented in this non-GAAP financial performance measure have been removed from adjusted EBITDA for such prior periods to conform to the presentation of adjusted EBITDA for the third quarter and year to date 2003.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$1,152	$(138)	$2,104	$(3,908)
Add: depreciation, amortization and other income, net	2,534	2,528	7,680	7,614
Add: stock-based compensation expense	679	841	2,238	2,277

Adjusted EBITDA	$4,365	$3,231	$12,022	$5,983

     The trends depicted by this calculation indicate that we have been successful in reducing our net loss and generating net income as well as increasing adjusted EBITDA, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, our net loss decreased by $1.3 million, resulting in $1.2 million in net income for the current quarter. For the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, our net loss decreased by $6.0 million, resulting in $2.1 million in net income for the nine months ended September 30, 2003. For the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, adjusted EBITDA increased by $1.1 million. For the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, adjusted EBITDA increased by $6.0 million.

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

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $3.9 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively, and $10.6 million and $4.9 million for the nine months ended September 30, 2003 and 2002, respectively; net cash used in investing activities was $3.4 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, and $6.7 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively; net cash provided by financing activities was $0.2 million for both the three months ended September 30, 2003 and 2002, and net cash provided by financing activities was $0.2 million whereas net cash used by financing activities was $0.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

     Revenue. Total revenue increased by $2.3 million to $18.0 million for the three months ended September 30, 2003 from $15.7 million for the three months ended September 30, 2002. Total revenue increased by $5.3 million to $50.3 million for the nine months ended September 30, 2003 from $45.0 million for the nine months ended September 30, 2002. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which is partially offset by pricing pressure we are experiencing for some of our services, particularly our Web and Phone Conferencing Service. In addition, we first recognized significant revenue from our Operator Assisted Conferencing service in the first quarter of 2003. We also recognized $1.1 million in revenue in the third quarter of 2003 associated with the sale of a Web Conferencing Pro license and we will recognize $2.9 million in revenue in the fourth quarter of 2003 associated with this same license. This license was entered into contemporaneously with our agreement to purchase $12.7 million in hardware from the licensee, who is also our primary hardware vendor, through December 2005. Opportunities to license our software have traditionally arisen infrequently, are difficult to predict and we do not currently have any software licensing revenue projected beyond 2003. Total minutes attributable to our usage-based services were 168.2 million and 113.6 million for the three months ended September 30, 2003 and 2002, respectively, and 465.0 million and 339.1 million for the nine months ended September 30, 2003 and 2002, respectively.

     Cost of Revenue. Cost of revenue increased $0.8 million to $7.4 million for the three months ended September 30, 2003 from $6.6 million for the three months ended September 30, 2002. Cost of revenue decreased $0.1 million to $20.7 million for the nine months ended September 30, 2003 from $20.8 million for the nine months ended September 30, 2002. Telecommunication costs increased $0.4 million for the quarter ended September 30, 2003 over the quarter ended September 30, 2002 due to an increase in minutes from our Web and Phone Conferencing service, partially offset by volume discounts received from our long distance telephony provider. Depreciation expense increased $0.2 million for the quarter ended September 30, 2003 over the quarter ended September 30, 2002 due to hardware and software purchases. Expenses associated with our Operator Assisted Conferencing service increased $0.2 million in the current quarter, which coincides with our growth in revenue from this service. Telecommunication cost decreased $0.9 million for the nine months ended September 30, 2003 over the nine months ended September 30, 2002 due to volume discounts received from one of our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $0.1 million for the nine months ended September 30, 2003 due to additional hardware and software being placed into service in 2003, partially offset by allocated depreciation due to decreased headcount over the same period in the previous year. Salaries expense decreased $0.3 million due to decreased headcount in the nine months ended September 30, 2003 from the nine months ended September 30, 2002. Conversely, expense associated with our Operator Assisted Conferencing service increased $0.8 million in the current year, which coincides with our growth in revenue from this service. Maintenance and repairs expense increased $0.2 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The primary reasons for our overall gross profit improvement are reductions in our long distance rates, a general improvement in our infrastructure utilization, and a software license with virtually no corresponding cost of revenue expense.

     Sales and Marketing. Sales and marketing expense decreased $0.2 million to $4.6 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. Sales and marketing expense increased $0.1 million to $13.9 million for the nine months ended September 30, 2003 from $13.8 million for the nine months ended September 30, 2002. There was a slight variance in expenses in the current quarter as compared to the same quarter in the previous year to account for this change, namely a decrease in bad debt expense due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging which resulted in a reduction of our bad debt reserve, offset by an increase in outside service expense due to the anticipated beta launch of next-generation service in the fourth quarter of 2003. Commissions expense increased $0.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 in connection with an increase in revenues in the current year. Allocated depreciation expense increased $0.2 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 on account of increased sales and marketing headcount associated with our acquisition of InterAct in April 2002. Outside service expense increased $0.3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to the anticipated beta launch of next-generation service in the fourth quarter of 2003. Offsetting these increases, bad debt expense decreased $0.7 million for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging, which resulted in a reduction of our bad debt reserve.

     Research and Development. Research and development expense increased $0.3 million to $2.2 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002. Research and development expense decreased $0.1 million to $5.9 million for the nine months ended September 30, 2003 from $6.0 million for the nine months ended September 30, 2002. Personnel and payroll related expenses increased $0.3 million for the three months ended September 30, 2003 over the three months ended September 30, 2002, due to an increase in headcount in the quarter ended September 30, 2003 from the quarter ended September 30, 2002. Personnel and payroll related expenses decreased $0.2 million for the nine months ended September 30, 2003 over the nine months ended September 30, 2002, and although headcount has increased because we hired additional personnel in connection with the development of our next-generation service that took place in 2003, this was more than offset by an increase in capitalized internally-developed software. There was a slight variance in other expenses, primarily a $0.2 million increase in repairs and maintenance for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Based on plans regarding the external distribution of software developed in the third quarter of 2003, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. As a result, we expect personnel and payroll related costs and outside services to increase in subsequent quarters.

     General and Administrative. General and administrative expense increased $0.2 million to $2.0 million for the three months ended September 30, 2003 as compared to $1.8 million for the three months ended September 30, 2002. General and administrative expense decreased $0.1 million to $5.4 million for the nine months ended September 30, 2003 as compared to $5.5 million for the nine months ended September 30, 2002. Legal and litigation expenses increased $0.4 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, due to recording a probable loss contingency in the third quarter of 2003. Offsetting this increase was a reduction in personnel and payroll related expenses and allocated depreciation expense, each by $0.1 million in the current quarter, due to decreased headcount. Legal and litigation related expenses increased $0.5 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to recording a probable loss contingency in the third quarter of 2003. Offsetting this increase was a reduction in personnel and payroll related expenses and allocated depreciation expense by $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, due to decreased headcount.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.1 million to $0.7 million for the three months ended September 30, 2003 from $0.8 million for the three months ended September 30, 2002. Stock-based compensation expense decreased $0.1 million to $2.2 million for the nine months ended September 30, 2003 as compared to $2.3 million for the nine months ended September 30, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over the applicable vesting periods, which generally are four years. During the first quarter of 2003 we recorded $1.2 million of deferred stock-based compensation that relates to 750,000 shares of restricted stock issued to certain executives and key employees under our Executive Performance-Based Compensation Arrangement. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 will trigger the reversal of the un-amortized portion of his restricted stock grant compensation expense in the amount of $0.3 million, assuming none of his financial or product-based milestones are achieved by this time. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to 997,599 shares of common stock we issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments, which began in May 2003. The deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock held in escrow is contingent upon certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with this restructuring we recorded restructuring charges of $0.2 and $0.4 million in the first and second quarter of 2002, respectively. At September 30, 2003, our restructuring reserves totaled $0.5 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. We may be required to record additional restructuring charges on these offices in the future if subtenants default on their commitments to us. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. However, we will continue to monitor and adjust, as warranted, the restructuring reserve associated with remote sales facilities based on current facts and circumstances.

     Other Income, net. Interest income remained flat at $0.1 million for the three months ended September 30, 2003 and 2002, respectively. Interest expense also remained flat at $0.1 million for the three months ended September 30, 2003 and 2002, respectively. Interest income decreased $0.2 million to $0.2 million for the nine months ended September 30, 2003 from $0.4 million for the nine months ended September 30, 2002. The decrease was related to lower interest rates in 2003 compared to 2002. Interest expense decreased $0.2 million to $0.1 million for the nine months ended September 30, 2003 from $0.3 million for the nine months ended September 30, 2002. The decrease was due to refinancing our outstanding term loan with a lower interest rate and a decreasing principal balance on which interest is calculated.

Liquidity and Capital Resources

     As of September 30, 2003, cash and cash equivalents were $35.8 million, an increase of $4.1 million compared with cash and cash equivalents held as of December 31, 2002.

     Net cash provided by operations was $10.6 million and $4.9 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by operations increased significantly in the first nine months of 2003 as compared to the first nine months of 2002 as we achieved net income of $2.1 million for the current nine-month period compared to a net loss of $3.9 million for the prior nine-month period. The improvement is also due to an increase in accounts payable, partially offset by an increase in accounts receivable, increase in prepaid expenses and decrease in deferred revenue.

     Net cash used by investing activities was $6.7 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used by investing activities in the first nine months of 2003 and 2002 primarily related to capital expenditures for equipment purchases. Additionally, we paid cash, net of cash received, of $2.8 million for the acquisition of InterAct in the second quarter of 2002. We expect capital expenditures to increase in the fourth quarter of 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings.

     Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2003 and net cash used by financing activities was $0.1 million for the nine months ended September 30, 2002. Cash provided by financing activities in the first nine months of 2003 related to cash proceeds from the exercise of common stock options offset by debt service payments. Cash used by financing activities in the first nine months of 2002 related to debt service payments offset by cash proceeds from the exercise of common stock options.

     As of September 30, 2003, we had approximately $2.9 million in total debt obligations outstanding, of which approximately $1.3 million was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit are limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit is available through January 26, 2004. Advances under the revolving line of credit may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2003, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $9.5 million. The loan and security agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2003, the balance due under this agreement was approximately $2.3 million, of which approximately $1.0 million was current. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At September 30, 2003, the balance due under this agreement is $0.6 million, of which $0.3 million is current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for eight consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. However, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the beta release of our next-generation service near the end of 2003 and an increase in research and development expenses. Looking ahead, we expect our debt service payments to decrease in the fourth quarter of 2003 over 2002 and we expect capital expenditures to increase in the fourth quarter of 2003 over 2002 due to planned capital expenditures for equipment upgrades, additional capacity and future service offerings. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have in the fourth quarter of 2003.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. During the first, second and third quarters of 2003, no single customer accounted for greater than 10% of our total revenue. At September 30, 2003, we had a receivable due from Qwest Communications International, Inc. of $1.5 million or 13.8% of our total accounts receivable balance. Our operating cash flows could be adversely affected in the event Qwest experiences financial difficulties that affect its ability to pay us in a timely fashion.

     As of September 30, 2003, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $28.3 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. $12.7 million of our purchase commitments for equipment are pursuant to a single agreement with our primary hardware vendor, and will be expended through December 2005. The Company entered into this hardware agreement contemporaneously with its agreement to license certain software to the hardware vendor for an aggregate of $4.0 million, which revenue is being recognized in the third and fourth quarters of 2003.

     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of September 30, 2003, are approximately $8.4 million. We have subleased five of these facilities and future minimum sublease receivables for all subleased facilities, as of September 30, 2003, approximate $1.9 million that we expect to receive through August 2005.

     Our contractual obligations and commitments to make future payments as of September 30, 2003 are as follows (in thousands):

	Payments Due by Period

		Less than 1
	Total	year	2-3 years	4-5 years	Over 5 years

Long-term debt	$2,868	$1,312	$1,556	$—	$—
Operating leases	8,409	2,408	3,416	1,769	816
Purchase obligations	28,276	18,206	10,070	—	—

Total contractual obligations and commitments	$39,553	$21,926	$15,042	$1,769	$816

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

     Currently, we have recorded a valuation allowance equal to our deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we have generated net income for four consecutive quarters, we believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax asset, we will reduce the valuation allowance on our deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our deferred tax assets at December 31, 2002 were $48.2 million.

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

     Our operating costs have exceeded our revenue in each quarter since our inception in April 1997, except for the four most recent quarters. We realized net income of $0.6 million, $0.3 million, $0.6 million and $1.2 million in the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, respectively. We may incur net losses in the near term as we expand our sales force, increase marketing expenditures and continue to invest in research and development efforts in connection with the launch of our next-generation service. In addition, we may incur net losses in the future if existing or future competitors decrease our market share, if price pressure increases significantly and our revenue from web-related services does not substantially increase, or if the web conferencing market does not rapidly grow. If we incur net losses in the future, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Accordingly, we must significantly increase our revenue to maintain profitability. We have incurred cumulative net losses of approximately $169.8 million from our inception through September 30, 2003 and we may have additional net losses in the future.

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

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income ranged between $0.3 million and $1.2 million in the four quarters ended September 30, 2003. Our quarterly revenue ranged between $15.4 million and $18.0 million in the four quarters ended September 30, 2003. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations, as licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any software licensing revenue projected beyond 2003. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended September 30, 2003, 86% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies, including large telecommunications carriers, and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 25.2% of our revenue in the quarter ended September 30, 2003. These large customers have no obligation to continue to use our services. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to sustain profitability on a consistent basis or at all could be harmed. In particular, we have a significant receivable due from Qwest Communications International, Inc. at September 30, 2003, which was approximately $1.5 million or 13.8% of the Company’s total accounts receivable balance.

In the third and fourth quarters of 2003, we will recognize a significant portion of our revenue from a non-recurring software license.

     We recognized $1.1 million in revenue in the third quarter of 2003 associated with the sale of a Web Conferencing Pro license and we will recognize $2.9 million in revenue in the fourth quarter of 2003 associated with this same license. The software license fees associated with this license will not recur. As a result, our inability to continue to sell software licenses could result in lower than expected revenue, and therefore harm our ability to sustain profitability on a consistent basis or at all, and cause our stock price to decline. In addition, virtually no corresponding cost of revenue expense is attributable to such licenses, which has the effect of significantly improving our overall gross margins, and if we are unable to continue to sell such licenses, our overall gross margins may decline. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any software licensing revenue projected beyond 2003. As a result, our quarterly operating results are difficult to predict. In addition, by licensing software we have created an opportunity for the licensee to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

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

     The prices for our services are subject to rapid and frequent changes. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and may be required to further reduce our pricing structure in the future, which would negatively affect our revenue, margins and our ability to sustain profitability on a consistent basis, or at all. For example, in the third quarter of 2003 the average price per minute for our Web and Phone Conferencing service decreased 4.5%.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, in 2004, we intend to commercially release our next-generation web conferencing service and technology. We may not successfully identify, develop and market this next-generation service and features in a timely and cost-effective manner. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, we may not be able to sustain profitability on a consistent basis or at all. In addition, our ability to introduce new services and features may depend on us acquiring technologies or forming relationships with third parties and we may be unable to identify suitable candidates or come to terms acceptable to us for any such acquisition or relationship. We also may not be able to successfully alter the design of our systems to quickly integrate new technologies.

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

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to further reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft acquired Placeware, a competitor of ours. As a result of this acquisition, Microsoft may expend significantly greater resources developing and enhancing web conferencing services and/or software that directly competes with our offerings, and because Microsoft may leverage widespread use of their operating system by business customers to capture market share in the web conferencing market, our market share may significantly decline. In addition, some large software companies, such as Oracle, are also providing web conferencing products in addition to their software offerings. Oracle may expend significantly greater resources developing, enhancing and marketing its web conferencing product, and as a result, our market share may significantly decline. In addition, Oracle is a large customer of ours and has indicated its intent to discontinue using our services.

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

     For the quarter ended September 30, 2003, 17% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, harm our ability to sustain profitability on a consistent basis or at all.

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

     We purchase substantially all of our key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In September 2003, we made a commitment to purchase $12.7 million of hardware from this supplier and accordingly, expect our reliance upon this vendor to continue into the future. If we were required to find alternative sources for these components, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. One of these suppliers on which we are substantially dependent for telephony services is WorldCom, which currently conducts business under the MCI brand name and which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier was to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase.

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

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own four patents relating to features of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and as a result, harm our ability to sustain profitability on a consistent basis or at all. Additionally, in any litigation the outcome is uncertain.

We have been sued for patent infringement and may be subject to additional claims alleging intellectual property infringement.

     In August 2003, a lawsuit was filed by Edisync Systems, LLC against us and some of our competitors alleging patent infringement. This litigation is still at an early stage; however we believe that an estimated loss of $0.3 million is probable. In addition, we may be subject to other claims alleging intellectual property infringement. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

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

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of September 30, 2003 we had approximately $3.1 million in deferred equity-based compensation expense. We expect this expense to be amortized over six years and to negatively impact our earnings during that time. $0.3 million of this expense will be reversed as of December 31, 2003 in connection with the resignation of our former President and Chief Executive Officer and the corresponding forfeiture of his restricted shares of stock granted under the Executive Performance-Based Compensation Arrangement. In addition, $1.5 million of this expense will expire over the next year as options granted prior to our initial public offering and certain restricted stock grants vest. Options granted to consultants will fluctuate with our stock price, and as a result, the amount of future stock compensation expense related to any unvested portion of such options is difficult to predict. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and our ability to sustain profitability on a consistent basis or at all could be harmed.

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

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and September 30, 2003 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2003, we had long-term debt, including current portion, in the aggregate amount of $2.9 million. The balance due of approximately $2.3 million as of September 30, 2003 under our loan and security agreement is being repaid at a fixed interest rate of 5.25% with monthly payments due through January 2006. The balance due of approximately $0.6 million as of September 30, 2003 under our loan agreement with a vendor will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligations related to long-term debt existing as of September 30, 2003, as the interest rates related to such debt are fixed over the terms. At September 30, 2003, we had a $12.5 million revolving line of credit with a loan value of $9.5 million. Advances under the revolving line of credit will reflect interest at the bank’s prime rate and therefore any advances under this revolving line of credit would subject us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. At September 30, 2003, we did not have an outstanding balance under the revolving line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed. We may also decide to make future investments that will subject us to market risk.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

     Nicholas J. Cuccaro, our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on his evaluation, he concluded that our disclosure controls and procedures are effective.

     Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. On August 19, 2003, Edisync Systems LLC, a Colorado-based limited liability company, filed a lawsuit against us and some of our competitors in the United States District Court for the District of Colorado alleging patent infringement. This litigation is still at an early stage; however we believe that an estimated loss of $0.3 million is probable, and accordingly have accrued for such costs as of September 30, 2003. We are not currently involved in any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(A.) Exhibits

Exhibit No.	Description

10.17	Separation and Release Agreement, dated October 14, 2003, between the Company and Paul Berberian.
31.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification.

(B.) Reports on Form 8-K

     On July 23, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended June 30, 2003.

     On September 23, 2003, we filed a Form 8-K furnishing under Item 5 the resignation of Paul Berberian as the Company’s Chief Executive Officer, effective immediately, and the assumption of this role by Nicholas Cuccaro, the Company’s Chief Financial Officer, while the Company searches for Mr. Berberian’s successor.

     On October 22, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: November 14, 2003	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.17	Separation and Release Agreement, dated October 14, 2003, between the Company and Paul Berberian.
31.1	Certification of principal executive officer and principal financial officer required by Rule 13a-14(a)
32.1	Section 1350 Certification.