Form 10-K
period 2003-12-31
RAINDANCE COMMUNICATIONS INC
filed 2004-03-12
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from ______________ to ______________ .

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

     As of March 1, 2004, there were 54,465,179 shares of the registrant’s common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2003) was approximately $104,384,089. Shares of the registrant’s common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2003. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 year.

     Certain exhibits filed with the registrant’s Registration Statement on Form S-1 (File No. 333-30708) and Annual Report on Form 10-K (File No. 000-31045, for fiscal year ended December 31, 2000) are incorporated by reference into Part IV of this report on Form 10-K.

RAINDANCE COMMUNICATIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2003

     Our website address is www.raindance.com. Our registration statement on Form S-1, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials.

PART I

     Unless the context requires otherwise, references in this report to “Raindance,” the “Company,” “we,” “us,” and “our” refer to Raindance Communications, Inc.

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our strategies, future financial performance, and future operations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “predicts,” “potential” and words of similar import. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in this section and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” All forward-looking statements included in this Report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials.

     Raindance and Raindance Communications are registered trademarks owned by us. We also refer to trademarks of other corporations and organizations in this document.

ITEM 1. BUSINESS

Overview

     We provide remote communication services for everyday business meetings and events. Virtually all of our communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Reserverationless Conferencing, Web Conferencing Pro, Operator Assisted Conferencing and Unlimited Conferencing. Additionally, in the fourth quarter of 2003, we launched the beta version of our next-generation service, Raindance Meeting Edition, which was recently released in March 2004. Reservationless Conferencing provides for automated reservationless audio conferencing with simple web controls and presentation tools. Web Conferencing Pro allows users to integrate reservationless automated audio conferencing with advanced web interactive tools over the web such as application sharing, web touring and online whiteboarding. Operator Assisted Conferencing provides customers with operator assistance during high profile conferencing events and additional services such as call taping, digital replay and transcription, which we often bundle with our Web Conferencing Pro service. Unlimited Conferencing offers unlimited local toll access to our reservationless conferencing service for a fixed monthly rate. Raindance Meeting Edition is our next-generation communication service that integrates audio, web and video conferencing. Built on multimedia architecture that integrates audio, web and multi-point video technologies, we intend to leverage the infrastructure, technologies and proprietary systems of our next-generation network and services to facilitate the rapid deployment of service enhancements and additional business communication solutions. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis. We operate as a single business segment.

     We were incorporated in Delaware in April 1997. We first recorded revenue in 1998 and, excluding the fiscal year 2003, have incurred net losses every year since inception and expect to incur net losses again in the near term. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.

Remote Meeting Solutions

     Our integrated audio, web and video conferencing services support various types of meetings from a simple, on-the-fly audio conference to company-wide online training initiatives. These flexible service offerings enable businesses to choose the right solution to meet their specific needs.

     Our remote communication services offer the following benefits:

•	Integrated Audio, Web and Video Functions. For everyday conference calls, meeting moderators can use their personal ID to begin a phone conference at anytime without a reservation or an operator. To add another layer of interaction and group collaboration, moderators use the same ID to begin a web conference with interactive features to share rich visual content and encourage higher levels of participation. We provide customers simple and convenient remote communications solutions and with the release of Raindance Meeting Edition, we provide our customers access to audio, web and video conferencing with one telephone access number, one user ID, one technical support team and one billing solution.

•	Reliability and Security. We designed our facilities and infrastructure to provide the scalability and reliability required to meet the critical communication needs of our customers. We incorporate telecommunications-grade reliability standards into our communication technologies and design our infrastructure to accommodate more participants and usage than we expect. We monitor servers in our data center with redundant network connections. In addition to offering our services in a secure socket layer, or SSL, environment with 128-bit encryption, we provide a robust firewall configuration that offers layered protection for customer data. Meeting moderators have the ability to further ensure and monitor the security of their meetings using several layers of security, including PIN codes, audio tones that signal when a participant enters or exits, conference lock to prevent additional participants from joining a conference, a participant count feature and unique security codes created by the meeting moderator.

•	Flexible Pricing. Depending on the customer’s communication needs and selected remote meeting solution, we offer a variety of pricing models to accommodate estimated service usage as well as the customer’s preferred method of payment. A large portion of our services are usage-based, which generally means that our customers pay on a per-minute, per-participant basis. In addition, we also offer our customers monthly subscription rates based on a fixed number of concurrent users. For our distribution partners, we may provide our services through software licenses.

     We offer several levels of service depending on the customer’s needs. All of our services can be used together or separately to create the ideal remote meeting solution for each customer.

     Our services include the following:

     Raindance Meeting Edition. In the first quarter of 2004, our next-generation services, which we call Raindance Meeting Edition, became generally available to the public. Built on multimedia architecture, that we call the SwitchTower network, Raindance Meeting Edition intuitively integrates audio, web and video technologies into one seamless solution. Raindance Meeting Edition includes innovative features that drive the complexity out of planning, accessing and managing everyday remote meetings. In addition to easy-to-use multi-point video, browser and application sharing features, Raindance Meeting Edition unites directly with users’ desktops and provides seamless Outlook integration. Meeting moderators can use our unique ‘call-me’ feature to dial themselves into the conference with no access numbers to remember and invite participants using a one-click link. To engage participants in a fully collaborative experience as if everyone were in the same room, meeting moderators can allow participants to easily share documents and information in a virtual public workspace, control participants’ interactivity with customized settings and manage a roster of participants engaged in the audio, web and video portions of the meeting.

     Web Conferencing Pro. Our Web Conferencing Pro service, available in either Meeting or Seminar version, is a feature-rich web conferencing tool that allows sales, marketing and training professionals to conduct meetings and events online with both internal and external participants. Web Conferencing Pro requires no downloads or plug-ins for meeting participants, allows customers to customize the interface with their company’s colors and logo and offers a single, integrated interface enabling meeting moderators to control both the phone and web functions.

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

     Reservationless Conferencing. Our Reservationless Conferencing combines the reliability and universal availability of traditional audio conferencing services with basic web presentations and controls. Using their dedicated toll-free number and unique conference ID and PIN, meeting moderators can begin a conference at any time with up to 125 participants from the phone or the web, without prior reservations or operator assistance. By leveraging our basic web presentation tools and controls, moderators also have the ability to share a visual presentation, extend the reach of their conference by streaming audio and synchronized slide presentations over the web and leverage a suite of conference controls.

     Operator-Assisted Conferencing. Our Operator-Assisted Conferencing service provides a higher level of personalized operator support as well as unique features for high-profile conferences and events that need special attention. This service allows meeting moderators to contact an operator to schedule a conference call, select the appropriate features for their event and provide event management support. Operator-Assisted Conferencing provides features such as an operator-led question and answer session with meeting participants, call taping for later replay and fax services enabling moderators to distribute additional printed materials before or after the conference. Operator-Assisted Conferencing can be used in conjunction with Web Conferencing Pro Meeting or Seminar to support events with up to 2,500 participants.

     Unlimited Conferencing. Raindance’s Unlimited Conferencing service provides small and medium-sized businesses a convenient way to conduct audio and web conferences with a predictable, low price. Our fully automated, flat-rate conferencing service allows meeting moderators to use their unique conference ID and PIN to conference as often as they choose, all billed at one fixed cost. With Unlimited Conferencing, moderators and participants dial into the conference using their dedicated local exchange toll call number. Similar to Raindance Reservationless Conferencing, Unlimited Conferencing requires no reservations to initiate a conference with as many participants as the moderator’s account allows. Unlimited Conferencing also includes phone and web commands to control the conference and integrated web functions to share a presentation, conduct Q&A and view online reports. This new service became available in the first quarter of 2003.

Future Service Offerings

     We intend to leverage the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the rapid deployment of service enhancements and additional business communication solutions.

Customers

     We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. As of December 31, 2003, we had 3,659 revenue generating customers. In 2003, direct customers accounted for 85% of our revenue. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. Some of our distribution partners also use our services internally. In 2003, we generated 15% of our revenue from these relationships.

     Additionally, our results typically fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around certain holiday periods, such as during the spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers.

Technology

     We have invested substantial human and capital resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our layered approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate changes in the marketplace. We believe this gives us a competitive advantage by allowing us to quickly and reliably develop new services and enhance our existing services based on evolving market needs. We believe that our technological resources give us the following benefits:

•	the ability to identify new and enhance existing web conferencing services;

•	the ability to build integrated applications by combining traditional telephony, voice over Internet protocol (VoIP) and Internet communication technologies; and

•	the ability to build a reliable and scalable communication infrastructure.

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

     Voice Infrastructure. Our voice infrastructure provides the telephony connectivity to our customers that is required for the audio conferencing aspects of our services. Our voice infrastructure consists mainly of dynamically routed SS7 call processing systems that integrate closely with our network providers. These logical layer connections are made over diverse local loop fiber routes and connect to geographically disparate switching fabrics. Currently we have over 500 T1 voice circuits in production from two service providers. We have developed proprietary schemes and methodologies to provide higher uptime statistics than systems utilizing single network architectures. Over the past 18 months we have dedicated resources toward building a conferencing platform based on VoIP technology. Our VoIP platform is currently in production and we expect to transition some portion of our voice conferencing traffic onto it throughout 2004.

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

Research and Development

     Our research and development efforts are currently focused on leveraging the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the rapid deployment of service enhancements and additional business communication solutions to meet the changing needs of our diverse customer base. We believe our success will depend, in part, on our ability to develop and introduce new services and enhancements. We have made, and expect to continue to make, significant investments in research and development.

     We expensed approximately $8.3 million, $7.6 million and $5.7 million related to research and development activities in the years ended December 31, 2003, 2002 and 2001, respectively. As of March 1, 2004, we had a total of 58 full-time engineers and developers engaged in research and development activities. We intend to devote substantial resources to research and development for the next several years.

Sales and Marketing

     Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 1, 2004, we had 135 full-time employees engaged in sales and marketing. Our direct sales force targets our services primarily to large and medium-sized corporations with a proven need for business communication services in diverse vertical markets, such as computer software, business services, manufacturing and financial services. We also have an account management team that is responsible for developing our relationships and expanding opportunities within our existing customers. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. A significant percentage of our sales force compensation is commission based.

     Marketing. We primarily focus our marketing efforts on aggressive direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

Customer Service

     We offer customer support and operator assistance 24 hours a day, seven days a week, free of charge, to our customers. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our users can request operator help during a conference directly from their computer or on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, and user and quick reference guides hosted on our web site. As of March 1, 2004, we employed 25 full-time technical and customer support representatives to respond to customer requests for support.

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

Competition

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. As the market for these services evolves, more companies are expected to enter this market and invest significant resources to develop services that compete with ours. As a result, we expect that competition will continue to intensify and may result in price reductions, reduced sales and gross profits, loss of market share and reduced acceptance of our services.

     We believe that the primary competitive factors in the web conferencing services market include:

•	pricing;

•	ease of use of services and breadth of features;

•	brand identity;

•	quality and reliability of communication services;

•	compatibility with new and existing communication formats;

•	access to and penetration of distribution channels necessary to achieve broad distribution;

•	quality of customer service;

•	ability to develop and support secure formats for communication delivery;

•	scalability of communication services; and

•	challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Our failure to adequately address any of the above factors could harm our competitive position.

     We are a premier provider of integrated web and audio conferencing services. As such, we compete with stand-alone providers of traditional teleconferencing and web conferencing services. Some of our current competitors have entered and expanded, and other competitors or potential competitors may enter or expand their positions in the web conferencing services market by acquiring one of our competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. For example, Microsoft acquired Placeware, a competitor of ours, and Cisco Systems acquired Latitude Communications, a competitor of ours. In addition, some large software providers, such as Oracle and Macromedia, are also providing web conferencing products in addition to their software offerings. Oracle is a large customer of ours and has indicated its intent to discontinue using our services in the near term. These companies have large and established customer bases, substantial financial resources and established distribution channels that could significantly harm our ability to compete.

     In the web conferencing services market our principal competitors include Centra Software, Microsoft/Placeware and WebEx. Some of these competitors offer web conferencing services and software with a broader set of features than we currently offer and may integrate teleconferencing services into their web conferencing offerings. We also compete with resellers of web conferencing services. There are also a number of private companies, such as distance-learning companies, that have entered or may enter the web conferencing services market. In the traditional teleconferencing market, our principal competitors include AT&T, Global Crossing, MCI WorldCom and Sprint. These companies currently offer teleconferencing services as part of a bundled telecommunications offering, which may include video and data conferencing services and other web conferencing services. We also compete with traditional operator-assisted conferencing providers, such as Genesys, West Corp/Intercall and PTEK/Premier Conferencing. In addition, we compete with resellers of these services.

Intellectual Property

     The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have five issued patents. These patents cover functionality related to our Web Conferencing Pro service. We also have twelve pending patent applications covering aspects of our existing and next-generation services and infrastructure. There is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient enough to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights. In addition, other companies may claim that our technology infringes on their intellectual property rights. For example, on August 19, 2003, Edisync Systems LLC, a Colorado-based limited liability company, filed a lawsuit against us and some of our competitors in the United

States District Court for the District of Colorado alleging patent infringement. In December 2003, we entered into a definitive settlement agreement with the plaintiff for $0.3 million. We are not currently involved in any other material legal proceedings. We may be subject to other claims alleging intellectual property infringement. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

     To protect our proprietary rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our protection efforts may prove to be unsuccessful and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we intend to offer our services. Policing unauthorized use of our proprietary information is difficult. Each trademark, trade name or service mark appearing in this report belongs to its holder. Raindance, Raindance Communications, SwitchTower, OpenGo and our logo are trademarks or registered trademarks owned by us; all other company and product names herein may be trademarks of their respective owners.

Employees

     As of March 1, 2004, we employed 244 full-time people. The employees included 26 in general and administrative functions, 25 in customer service, 135 in sales and marketing and 58 in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal executive office is located in Louisville, Colorado where we lease two facilities, which combined, approximate 43,500 square feet. One of the buildings, representing approximately 36,500 square feet, is partially owned by Paul Berberian, our chairman of the board and former chief executive officer and president. This lease commenced in October 1999 and has a term of ten years. Pursuant to this lease, we pay rent of $60,848 per month subject to an annual adjustment for inflation based on the consumer price index. We also pay the operating expenses related to this building, which are currently $17,326 per month and vary on an annual basis. In connection with the acquisition of Interact Conferencing, LLC, we also assumed a facility lease obligation associated with a building that is partially owned by the former president and chief executive officer of InterAct Conferencing who became an officer of the Company upon the completion of the acquisition. This facility is located in Roswell, Georgia and approximates 12,000 square feet. The lease obligation commenced in May 2002 and has a maximum term of 5 years. Pursuant to this lease we pay rent of $12,250 per month and also pay operating expenses of approximately $2,500 per month which vary on an annual basis. Based on an independent review of both of these properties and the related lease terms, we believe our lease obligations are fair and reasonable. Additionally, the Company leases office space for current or former satellite sales offices that are typically less than 3,000 square feet in six other states. We currently utilize one of these satellite facilities in California for a sales office and sublease the others to third parties. At December 31, 2003, the Company occupied three offices in Colorado, one in California and one in Georgia. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. On August 19, 2003, Edisync Systems LLC, a Colorado-based limited liability company, filed a lawsuit against us and some of our competitors in the United States District Court for the District of Colorado alleging patent infringement. In December 2003, we entered into a definitive settlement agreement with the plaintiff for $0.3 million, which we had previously accrued in the third quarter of 2003. We are not currently party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information and Holders

     Our common stock commenced trading under the trading symbol RNDC on The Nasdaq National Market on May 17, 2001. Prior to that, our common stock traded on The Nasdaq National Market under the trading symbol EVOK, which commenced with our listing on July 25, 2000. The price for our common stock as of the close of business on March 1, 2004 was $2.75 per share. As of March 1, 2004, we had approximately 237 stockholders of record.

     The following table sets forth the high and low sales prices per share of our common stock as of the market close for the periods indicated:

	High	Low

2003:
First Quarter	$3.55	$1.30
Second Quarter	$3.01	$1.80
Third Quarter	$3.19	$2.18
Fourth Quarter	$3.24	$2.18
2002:
First Quarter	$6.13	$2.70
Second Quarter	$5.75	$2.33
Third Quarter	$5.24	$2.01
Fourth Quarter	$3.88	$2.72

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

     Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 19, 2004.

     Recent Sales of Unregistered Securities

     In January 2003, MMC/GATX Partnership No. 1 (“GATX”) net exercised in full a warrant, which we issued to GATX in January 1999, to purchase 50,769 shares of our common stock. Pursuant to the net exercise provisions of the warrant, a per share exercise price of $1.56, and a fair market value per share equal to $3.5055 based on the thirty-day trailing average closing price of our stock at the time of exercise, 28,176 shares of our common stock were issued to GATX upon the exercise of the warrant. These securities were issued by us in reliance on an exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2003, and the balance sheet data at December 31, 2003 and 2002 are derived from our financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited financial statements, which have been audited by KPMG LLP, and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the four years ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003, 2002, 2001 and 2000 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. We acquired substantially all of the assets of InterAct Conferencing, LLC in April 2002 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the two years ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 and 2002 include the results of operations of InterAct subsequent to April 30, 2002 and the financial position of InterAct as of such date, respectively. Historical results are not indicative of the results to be expected in the future.

     In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” became effective and as a result, amortization of goodwill ceased upon adoption of the Statement on January 1, 2002. Amortization expense related to goodwill would have been $12.2 million in 2003 and $26.5 million in 2002 at the prior amortization rate. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Service	$66,611	$60,651	$39,410	$18,022	$2,246
Software	4,000	—	—	—	—

Total Revenue	70,611	60,651	39,410	18,022	2,246

Cost of Revenue:
Service	28,506	26,635	22,457	16,144	3,368
Software	—	—	—	—	—

Total Cost of Revenue	28,506	26,635	22,457	16,144	3,368

Gross profit (loss)	42,105	34,016	16,953	1,878	(1,122)

Operating expenses:
Sales and marketing	19,687	18,508	20,362	53,169	7,007
Research and development	8,289	7,599	5,704	8,011	1,006
General and administrative	7,202	7,515	7,397	8,441	1,822
Amortization of goodwill	—	—	26,506	14,534	—
Stock-based compensation expense	2,814	3,028	2,834	8,383	2,484
Asset impairment charges	—	138	4,576	—	—
Restructuring charges, contract termination expenses, severance and litigation expenses	596	584	1,696	11,133	—

Total operating expenses	38,588	37,372	69,075	103,671	12,319

Income (loss) from operations	3,517	(3,356)	(52,122)	(101,793)	(13,441)
Interest income, net	101	128	887	3,247	400
Other income (expense), net	(71)	(126)	(1,488)	(207)	(6)

Net income (loss)	3,547	(3,354)	(52,723)	(98,753)	(13,047)
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	—	1,725	100,000

Net income (loss) attributable to common stockholders	$3,547	$(3,354)	$(52,723)	$(100,478)	$(113,047)

Net income (loss) per share:

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Basic	$0.07	$(0.07)	$(1.12)	$(4.69)	$(259.44)

Diluted	$0.06	$(0.07)	$(1.12)	$(4.69)	$(259.44)

Weighted average number of common shares outstanding:
Basic	52,672	50,502	47,280	21,443	436
Diluted	54,774	50,502	47,280	21,443	436

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,607	$31,699	$34,222	$43,311	$89,234
Working capital	37,179	31,622	31,567	38,871	79,989
Total assets	122,557	113,005	110,252	158,824	110,408
Long-term debt, less current portion	1,227	2,026	3,064	810	2,260
Restructuring reserve, less current portion	187	518	914	2,952	—
Redeemable convertible preferred stock and warrants	—	—	—	—	111,322
Total stockholders’ equity (deficit)	107,922	100,323	94,768	141,710	(13,932)

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

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials.

Overview

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes that begin on page F-1, you will read about significant events that materially impact earnings, revenue and other metrics of financial performance. Significant events discussed in this Management’s Discussion and Analysis include a one-time software license we entered into in 2003, large subscription agreements we entered into in 2002, one-time severance charges we incurred in 2003, a change in accounting treatment for costs associated with the development of our next-generation service, which commenced in the third quarter of 2003, restructuring charges and asset impairment charges we incurred in 2002 and 2001, and a change in accounting treatment regarding goodwill amortization that became effective January 1, 2002. These significant events have materially impacted our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in the section entitled “Additional Risk Factors That May Affect Our Operating Results and The Market Price Of Our Common Stock” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.

     As of December 31, 2003, we had an accumulated deficit of $168.4 million. Our net income was $1.4 million and $0.6 million for the quarters ended December 31, 2003 and 2002, respectively, and our net income was $3.5 million and our net loss was $3.4 million for the years ended December 31, 2003 and 2002, respectively. Although we have achieved quarterly net income for five consecutive quarters, we expect to incur net losses in subsequent quarters, particularly due to an anticipated increase in sales and marketing expenditures to support the release of our next-generation service and a one-time software sale we had in 2003 that we do not expect to recur. We also expect that our research and development costs will increase in 2004 due to a change in accounting treatment of our software development costs, which will also contribute to net losses in the future. We anticipate that our stock-based compensation expense will increase significantly due to proposed changes in accounting rules and regulations, further contributing to net losses.

     The purchase by Voyant Technologies, Inc. of a license to our software accounted for 14.5% of our fourth quarter 2003 revenue. Oracle Corporation, who represented 7.2% of our 2003 revenue, has indicated its intent to discontinue using our services in the near term. Our five largest customers represented $17.7 million or 25.2% of our total 2003 revenue. Our ten largest customers represented $22.5 million or 31.9% of our total 2003 revenue, which indicates a diminishing financial concentration in our next five largest customers.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income because these subscriptions and software licenses have virtually no variable cost of revenue expense. In addition, opportunities to license our software have arisen infrequently and are difficult to predict, and currently we do not anticipate any significant software license revenue beyond 2003. As a result, the impact this revenue has on our business and financial results is not consistent and should not be relied on as indicative of our future performance. In the quarter ended December 31, 2003, 22.3% of our revenue was non-usage based as compared to 19.8% in the quarter ended December 31, 2002. In the year ended December 31, 2003, 14.1% of our revenue was non-usage based as compared to 15.6% in the year ended December 31, 2002. We expect our non-usage based revenue to approximate 7% to 12% of our total revenue in the first quarter of 2004.

     Our next-generation service, Raindance Meeting Edition, was recently released in March 2004. Currently, it is difficult to predict with certainty the impact Raindance Meeting Edition will have on our business, operations or financial results, the market in general and our existing customer base.

     On April 17, 2002, we entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a nationwide reseller of audio and web conferencing services. On April 30, 2002, we completed the acquisition. In connection with the acquisition, we assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $0.1 million line of credit. We also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of our company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in our consolidated financial statements. The aggregate purchase consideration paid to InterAct was approximately $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of our common stock valued at $4.0 million. In addition, we incurred $0.1 million in acquisition related expenses. An additional 997,599 shares of our common stock were deemed to represent contingent purchase consideration and accordingly, we recorded $3.4 million in deferred stock-based compensation, which is being expensed over three years, which began in May 2002. The value of the common stock issued was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The purchase price of $7.9 million was allocated as follows: $1.0 million was allocated to the net assets acquired and $6.9 million was allocated to goodwill.

Statement of Operations Overview

     The following describes how we recognize revenue for the services and software we offered as of December 31, 2003:

•	Reservationless Conferencing Revenue. Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if we do not have vendor specific objective evidence for all undelivered elements.

•	Operator Assisted Revenue. Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

•	Unlimited Conferencing. Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue in full each month. This service provides small and medium-sized businesses with a convenient way to conduct audio and web conferences with a predictable price. Conference moderators and participants dial into the conference using their dedicated local exchange toll call number as opposed to a toll-free number ordinarily used with our Reservationless Conferencing service. This service became available in the first quarter of 2003.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of Reservationless Conferencing and Web Conferencing Pro or our next generation service revenue will affect our gross profit as our cost of revenue is typically higher on our Reservationless Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure and increase our capacity; however, we expect capital expenditures in 2004 to be lower than the capital expenditures in 2003 due to the investments that we made associated with the release of Raindance Meeting Edition that we do not expect to recur in 2004. We expect our cost of revenue to increase in 2004 primarily due to an increase in variable costs. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through the end of 2004. We have a limited number of sources for our telephony services. One of our suppliers is WorldCom, which currently conducts business under the MCI brand name, and which filed for Chapter 11 bankruptcy protection in July 2002. If MCI was to terminate or interrupt its services, we may experience difficulties or delays in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices’ expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives in 2004 to support the release of Raindance Meeting Edition.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.4 million, $0.2 million, $0.2 million and $0.1 million of internally developed software in the first, second, third and fourth quarters of 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in 2004; however, we expect to see a decrease in capitalized costs in 2004 as compared to 2003 because we will no longer capitalize costs associated with our next-generation service. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with our next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in absolute dollars in 2004.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to remain relatively flat in terms of absolute dollars; however, we expect them to decrease as a percentage of revenue in 2004.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended December 31, 2003 we did not record any deferred stock-based compensation, however, during the year ended December 31, 2003, we recorded $1.2 million of deferred stock-based compensation. We also expensed $0.6 million and $2.8 million related to stock-based compensation in the quarter and year ended December 31, 2003, respectively. The $1.2 million of the deferred stock-based compensation relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Taking into account the forfeiture upon his termination of 200,000 shares of restricted stock issued to our former President and Chief Executive Officer, assuming that no additional shares of the restricted stock granted under our Executive Performance-Based Compensation Arrangement will be forfeited, and taking into account the recording of approximately $0.9 million of deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer (see note 18 to the financial statements), we expect to incur stock-based compensation expense of approximately $1.8 million in 2004, $0.8 million in 2005, $0.3 million in 2006, and $0.1 million each in 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees and members of our Board of Directors under our equity plans through December 31, 2003 plus the restricted stock issued to our President and Chief Executive Officer in January 2004.

Other Data – Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering, we have reported adjusted EBITDA, a financial measure that is not defined by Generally Accepted Accounting Principles (GAAP). Certain restructuring charges, asset impairment charges and loss on sale of common stock historically presented in this non-GAAP financial performance measure have been removed from adjusted EBITDA for such prior periods to conform to the presentation of adjusted EBITDA for the year ended December 31, 2003.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$3,547	$(3,354)	$(52,723)
Add: depreciation, amortization and other income (expense), net	10,265	10,360	35,027
Add: stock-based compensation expense	2,814	3,028	2,834

Adjusted EBITDA (loss)	$16,626	$10,034	$(14,862)

     The trends depicted by this calculation indicate that we have been successful in reducing our net loss and generating net income as well as increasing adjusted EBITDA, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue. For the year ended December 31, 2003, as compared with the year ended December 31, 2002, our net loss decreased by $6.9 million, resulting in $3.5 million in net income for the current year. For the year ended December 31, 2002, as compared with the year ended December 31, 2001, our net loss decreased by $49.4 million, resulting in $3.4 million in net loss for the year ended December 31, 2002. For the year ended December 31, 2003, as compared with the year ended December 31, 2002, adjusted EBITDA increased by $6.6 million. For the year ended December 31, 2002, as compared with the year ended December 31, 2001, adjusted EBITDA increased by $24.9 million.

     Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with GAAP. We believe that adjusted EBITDA is a useful performance metric for our investors and is a measure of operating performance and liquidity that is commonly reported and widely used by financial and industry analysts, investors and other interested parties because it eliminates significant non-cash charges to earnings. In addition, many sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant articulated in our loan and security agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $18.2 million and $7.2 million for the years ended December 31, 2003 and 2002, respectively, and net cash used by operations was $9.7 million for the year ended December 31, 2001; net cash used by investing activities was $10.3 million, $9.6 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively; net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003, and net cash used by financing activities was $0.1 million and net cash provided by financing activities was $4.4 million for the years ended December 31, 2002 and 2001, respectively.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenue. Total revenue increased by $10.0 million to $70.6 million for the year ended December 31, 2003 from $60.6 million for the year ended December 31, 2002. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service. In addition, we first recognized significant revenue from our Operator Assisted Conferencing service in the first quarter of 2003. We also recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. This license was entered into contemporaneously with our agreement to purchase $10.3 million in hardware from the licensee, who is also our primary hardware vendor, through December 2005. Opportunities to license our software have traditionally arisen infrequently and are difficult to predict; thus we do not currently project any significant software licensing revenue beyond 2003. Total minutes attributable to our usage-based services were 636.1 million and 453.0 million for the years ended December 31, 2003 and 2002, respectively, which represents a 40.4% increase in minutes. Usage-based revenue increased by 18.5% in 2003 from 2002, which indicates that our average price per usage based minute declined by approximately 15.4% or .0174 cents per minute in 2003. We expect this trend to continue in the foreseeable future, however, we have seen pricing pressure at a reduced rate in the latter months of 2003 and early in 2004 as compared to early 2003, and therefore have lowered our per usage based minute prices at a reduced rate as compared to the same period during the prior year.

     Cost of Revenue. Cost of revenue increased $1.9 million to $28.5 million for the year ended December 31, 2003 from $26.6 million for the year ended December 31, 2002. Telecommunications costs increased $0.5 million for the year ended December 31, 2003 over the year ended December 31, 2002 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by volume discounts received from our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $0.5 million for the year ended December 31, 2003 due to additional hardware and software being placed into service in 2003, partially offset by allocated depreciation due to decreased headcount over the same period in the previous year. Salaries expense decreased $0.4 million due to decreased headcount in the year ended December 31, 2003 from the year ended December 31, 2002. Conversely, expense associated with our Operator Assisted Conferencing service increased $1.1 million in the current year, which coincides with our growth in revenue from this service. Maintenance and repairs expense increased $0.2 million for the year ended December 31, 2003 from the year ended December 31, 2002 primarily due to an increase in gross property and equipment. The primary positive drivers that affect our gross profit are reductions in our long distance rates, a general improvement in our infrastructure utilization, the sale of subscriptions and software licenses with virtually no corresponding variable cost of revenue expense, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service.

     Sales and Marketing. Sales and marketing expense increased $1.2 million to $19.7 million for the year ended December 31, 2003 from $18.5 million for the year ended December 31, 2002. Commissions and bonus expense increased $0.8 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 in connection with an increase in revenues in the current year. Recruiting expense increased $0.2 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to increased headcount over the same period in the previous year. Outside service expense increased $1.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the beta launch of our next-generation service in the fourth quarter of 2003. Offsetting these increases, bad debt expense decreased $0.8 million for the year ended December 31, 2003 as compared with the year ended December 31, 2002 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging, which resulted in a reduction of our bad debt reserve. Expenses related to telemarketing, lead generation and market research decreased $0.5 million for the year ended December 31, 2003 from 2002.

     Research and Development. Research and development expense increased $0.7 million to $8.3 million for the year ended December 31, 2003 from $7.6 million for the year ended December 31, 2002. Personnel and payroll related expenses increased $0.1 million for the year ended December 31, 2003 over the year ended December 31, 2002 due to increased headcount in connection with the development of our next-generation service that took place in 2003, offset by an increase in capitalized internally-developed software. Outside services increased $0.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 also in connection with the development of our next-generation service that took place in 2003. There was a slight variance in other expenses; primarily a $0.2 million increase in repairs and maintenance for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. As a result, we expect personnel and payroll related expenses and outside services expense to increase in 2004 as compared to 2003.

     General and Administrative. General and administrative expense decreased $0.3 million to $7.2 million for the year ended December 31, 2003 as compared to $7.5 million for the year ended December 31, 2002. Legal and litigation expenses increased $0.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, partially due to a lawsuit that was filed against us in the third quarter of 2003 (see note 10(d) to the financial statements). Offsetting this increase was a reduction in various expenses, including personnel and payroll related expenses and allocated depreciation expense due to decreased headcount.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.2 million to $2.8 million for the year ended December 31, 2003 as compared to $3.0 million for the year ended December 31, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over the applicable vesting periods, which generally are four years. During the first quarter of 2003 we recorded $1.2 million of deferred stock-based compensation that relates to 750,000 shares of restricted stock issued to certain executives and key employees in February 2003 under our Executive Performance-Based Compensation Arrangement. The restricted stock grants vest in full on the sixth anniversary of their issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of our former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million, as none of the acceleration milestones were achieved by this time. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares is being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Asset Impairment Charges. In the fourth quarter of 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. For a discussion of the methodology used to determine the amount of the impairment charge under this model, see the section entitled “Critical Accounting Policies and Estimates” below and the notes to our consolidated financial statements beginning on page F-8. We completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, we recorded an impairment loss of $186,000 in the fourth quarter of 2002.

     In the fourth quarter of 2002, we recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe.

     Severance. In October 2003 our President and Chief Executive Officer entered into a separation agreement to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, we recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. In addition, 200,000 shares of common stock issued to him in February 2003 under the Executive Performance-Based Compensation Arrangement were subject to forfeiture and were cancelled as of December 31, 2003, which triggered the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, a $1.5 million cash compensation commitment allocated to our former President and Chief Executive Officer under the Executive Performance-Based Compensation Arrangement was cancelled as of the termination of his employment.

     Restructuring Charges. In the fourth quarter of 2000, we began an assessment of our cost structure and in December 2000, our Board of Directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with this restructuring we recorded restructuring charges of $0.2 million and $0.4 million in the first and second quarter of 2002, respectively. At December 31, 2003, our restructuring reserves totaled $0.5 million, of which $0.3 million is current and solely relates to lease expenses related to the subleased property, which will be relieved as payments are made. We may be required to record additional restructuring charges in the future if subtenants of these properties default on their commitments to us. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. We will continue to monitor and adjust, as warranted, the restructuring reserve associated with remote sales facilities based on current facts and circumstances.

     Other Income, net. Interest income decreased $0.2 million to $0.3 million for the year ended December 31, 2003 from $0.5 million for the year ended December 31, 2002. The decrease was related to lower interest rates in 2003 compared to 2002. Interest expense decreased $0.2 million to $0.1 million for the year ended December 31, 2003 from $0.3 million for the year December 31, 2002. The decrease was due to refinancing our outstanding term loan with a lower interest rate and a decreasing principal balance on which interest is calculated.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenue. Total revenue increased by $21.2 million to $60.6 million for the year ended December 31, 2002 from $39.4 million for the year ended December 31, 2001. The increase was primarily due to the addition of new customers, including the customers we acquired as a result of the acquisition of InterAct in the second quarter of 2002, and was partially offset by pricing pressure we were experiencing for some of our services, particularly our Reservationless Conferencing service. Our largest customer, Qwest Communications, transitioned its use of our Reservationless Conferencing service to its network in August 2002 and this transition decreased our revenue from it for this service as we decreased our price per minute commensurate with our cost of revenue decline. We also entered into several large Web Conferencing Pro subscription agreements with large telephony carriers in 2002 such as Qwest and Bell Canada, which partially explained the increase in non-usage based revenue in absolute dollars. Qwest represented 14.3% of revenue in 2002, despite the transition of Reservationless Conferencing minutes off of our network. Qwest’s percentage of revenue decreased significantly in the first quarter of 2003 due to the expiration of a subscription contract for our Web Conferencing Pro service that had been transitioned to a usage-based model. Since our restructuring announced in January 2001, we have focused on our core web conferencing service offerings. Accordingly, the second quarter of 2001 was the final quarter in which revenue was generated from legacy services as we satisfied commitments made to customers.

     Cost of Revenue. Cost of revenue increased $4.1 million to $26.6 million for the year ended December 31, 2002 from $22.5 million for the year ended December 31, 2001. Telecommunications costs increased $5.2 million for the year ended December 31, 2002 over the year ended December 31, 2001. This increase resulted from additional telephony charges consistent with increased use of our Reservationless Conferencing service. Outside services increased $0.3 million to $0.5 million for the year ended December 31, 2002 from $0.2 million for the year ended December 31, 2001. This increase is the result of expenses associated with a co-location site we established in September 2001 to house some of our equipment off-site. Maintenance and repairs expense decreased $0.3 million for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease resulted primarily from the reduction of maintenance costs associated with legacy equipment we took out of service in the second quarter of 2001. Depreciation expense decreased $1.1 million for the year ended December 31, 2002 from the year ended December 31, 2001. This decrease resulted primarily from the write down of specific long-lived assets to their fair value in the second quarter of 2001. The primary reasons for our gross profit improvement were an increase in our subscription-based revenue or non-usage based revenue, on which we generate higher margins, and a general improvement in our infrastructure utilization.

     Sales and Marketing. Sales and marketing expense decreased $1.9 million to $18.5 million for the year ended December 31, 2002 from $20.4 million for the year ended December 31, 2001. Expenses related to advertising, promotion and lead generation decreased $2.2 million for the year ended December 31, 2002 from the same period in 2001. In 2001 we incurred $0.7 million in expenses related to our name change that we did not incur in 2002. Personnel and payroll related expenses increased $1.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to increased headcount associated with our acquisition of InterAct in April 2002. Allocated depreciation expense increased $1.5 million for the year ended December 31, 2002 from the year ended December 31, 2001, also due to increased sales and marketing headcount. Bad debt expense decreased $0.6 million for the year ended December 31, 2002 as compared with the year ended December 31, 2001 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging. Expenses related to outside services decreased $0.8 million for the year ended December 31, 2002, from the year ended December 31, 2001. Additionally, office rent and recruiting expense decreased $0.4 million and $0.2 million, respectively, for the year ended December 31, 2002 from the same period in 2001 in line with our restructuring efforts and stable headcount, exclusive of the InterAct acquisition.

     Research and Development. Research and development expense increased $1.9 million to $7.6 million for the year ended December 31, 2002 from $5.7 million for the year ended December 31, 2001. Personnel and payroll related expenses increased $0.8 million for the year ended December 31, 2002 over the year ended December 31, 2001, as a result of an increase in headcount and salaries. The remainder of the increase for the year ended December 31, 2002 over the year ended December 31, 2001 was due to a $0.6 million increase in allocated depreciation and a $0.5 million increase in maintenance and repairs, primarily due to an increase in headcount coupled with a reduction in equipment specifically allocated to cost of revenue.

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

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.2 million to $3.0 million for the year ended December 31, 2002 from $2.8 million for the year ended December 31, 2001. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which generally are four years. During the years ended December 31, 2002 and December 31, 2001, we recorded $3.7 million and $1.2 million, respectively, of deferred stock-based compensation. $3.4 million of the deferred stock-based compensation was recorded in the second quarter of 2002 and relates to 997,599 shares of common stock issued simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are scheduled to be released in equal one-third increments and will be expensed over three years, beginning in May 2002. Additionally, for the years ended December 31, 2002 and December 31, 2001, we reversed $0.5 million and $5.1 million of deferred stock-based compensation related to the cancellation of unvested stock options.

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

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. In the fourth quarter of 2001, we received equipment valued at $1.8 million that was transferred to us at net book value. We recorded an impairment charge of $1.8 million in 2001, which represented the excess of a note receivable over the cash and equipment we expected to receive. Throughout the course of 2002, we received cash distributions of approximately $1.0 million. In the fourth quarter of 2002, we recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon compete dissolution and liquidation of Evoke Communications Europe.

     In the fourth quarter of 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. For a discussion of the methodology used to determine the amount of the impairment charge under this model, see the section entitled “Critical Accounting Policies and Estimates” below and the footnotes to our consolidated financial statements beginning on page F-8. We completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, we recorded an impairment loss of $186,000 in the fourth quarter of 2002.

     Restructuring Charge and Contract Termination Expense. Our restructuring activities have included workforce reductions, the sale or disposition of assets, contract cancellations and the closure of several remote sales offices. We recorded restructuring charges of $1.7 million in 2001, which consisted of $0.9 million in severance costs, $1.8 million in contract termination expenses and a $1.0 million favorable restructuring reserve adjustment primarily due to the net effect of successfully subleasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a software contract. The contract termination expense relates to terminating a software license agreement. In connection with the termination, we incurred a charge of $1.8 million, primarily related to the unamortized cost of the software license. Additionally, as part of the consideration to terminate the license agreement, we returned an investment in the software company’s common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment, which is reflected in Other Income (Expense). In 2002, the Company recorded restructuring charges of $0.6 million to record additional charges associated with offices that remained vacant while we continued our attempts to sublease these facilities.

     Other Income (Expense). Interest income decreased $0.9 million to $0.5 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. The decrease was due to lower cash balances and lower rates of return on our cash balances in 2002 compared to 2001. Interest expense decreased $0.1 million to $0.4 million for the year ended December 31, 2002 to $0.5 million for the year ended December 31, 2001 as we carried lower debt balances in the current year.

Income Taxes

     We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”. At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $124.0 million, which are available to offset future federal taxable income, if any, through 2022. We experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual usage per year of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $102.5 million are not limited by Section 382 as of December 31, 2003. The availability of our net operating losses will be affected should we experience another ownership change in the future, as defined in Internal Revenue Code Section 382. Currently, we have recorded a valuation allowance equal to our deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we have generated net income for five consecutive quarters, we believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our unrecognized deferred tax assets at December 31, 2003 were $47.0 million.

Quarterly Results of Operations

     The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(in thousands, except per share data)
Revenue:
Service	$15,438	$16,835	$16,959	$17,377	$13,877	$15,388	$15,700	$15,686
Software	—	—	1,056	2,944	—	—	—	—

Total Revenue	15,438	16,835	18,015	20,321	13,877	15,388	15,700	15,686

Cost of Revenue:
Service	6,476	6,874	7,394	7,760	6,929	7,302	6,618	5,787
Software	—	—	—	—	—	—	—	—

Total Cost of Revenue	6,476	6,874	7,394	7,760	6,929	7,302	6,618	5,787

Gross profit	8,962	9,961	10,621	12,561	6,948	8,086	9,082	9,899

Operating expenses:
Sales and marketing	4,463	4,842	4,644	5,738	4,201	4,808	4,774	4,724
Research and development	1,697	2,020	2,159	2,412	1,983	2,129	1,854	1,634
General and administrative	1,676	1,741	1,993	1,791	1,809	1,897	1,774	2,032
Stock-based compensation expense	781	778	679	576	650	787	841	751
Severance	—	—	—	596	—	—	—	—
Asset impairment charges	—	—	—	—	—	—	—	138
Restructuring charges	—	—	—	—	172	412	—	—

Total operating expenses	8,617	9,381	9,475	11,113	8,815	10,033	9,243	9,279

Income (loss) from operations	345	580	1,146	1,448	(1,867)	(1,947)	(161)	620
Other income (expense), net	(5)	33	6	(5)	18	26	23	(67)

Net income (loss)	$340	$613	$1,152	$1,443	$(1,849)	$(1,921)	$(138)	$553

Net income (loss) per share
Basic	$0.01	$0.01	$0.02	$0.03	$(0.04)	$(0.04)	$(0.00)	$0.01

Diluted	$0.01	$0.01	$0.02	$0.03	$(0.04)	$(0.04)	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	52,557	53,273	53,565	53,124	48,424	50,304	51,432	51,801

Diluted	53,930	55,001	55,320	55,455	48,424	50,304	51,432	53,935

     As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, we expect our results will fluctuate based on seasonal sales patterns, particularly around holidays and the spring and summer months. We also recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. Opportunities to license our software have traditionally arisen infrequently, are difficult to predict and we do not currently have any significant software licensing revenue projected beyond 2003. Accordingly, our operating results are difficult to predict. For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future performance. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the market for web conferencing services.

Liquidity and Capital Resources

     As of December 31, 2003, cash and cash equivalents were $39.6 million, an increase of $7.9 million compared with cash and cash equivalents of $31.7 million held as of December 31, 2002.

     Net cash provided by operations was $18.2 million and $7.2 million for each of the years ended December 31, 2003 and 2002, respectively. Net cash used by operations was $9.7 million for the year ended December 31, 2001. Cash provided by operations increased significantly in 2003 from 2002 as we achieved net income of $3.5 million in the current year compared to a net loss of $3.4 million for the year ended December 31, 2002. The improvement is also due to an increase in accounts payable, partially offset by an increase in prepaid expenses and other current assets and a decrease in deferred revenue. In addition, net cash provided by operations in 2003 was favorably impacted by $4.0 million due to the Web Conferencing Pro license we sold to Voyant Technologies, Inc. Cash provided by operations increased in 2002 from cash used in operations in 2001 and we generated positive cash flows from operations in the year ended December 31, 2002. The improvement is due to a significant decrease in our operating loss and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable, a decrease in accounts payable and a decrease in deferred revenue.

     Net cash used by investing activities was $10.3 million, $9.6 million and $3.7 million for each of the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used by investing activities in 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of our next generation services and additional conferencing capacity. Net cash used by investing activities in 2002 primarily related to capital expenditures for equipment purchases, as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Additionally, we paid, net of cash received, $3.5 million to acquire substantially all of the assets of InterAct on April 30, 2002. Net cash used by investing activities in 2001 primarily related to capital expenditures for equipment upgrades and enhancements.

     Net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003. Net cash used by financing activities was $0.1 million for the year ended December 31, 2002. Net cash provided by financing activities was $4.4 million for the year ended December 31, 2001. Cash provided by financing activities in 2003 was primarily related to cash proceeds from the exercise of common stock options offset by debt payments. Cash used by financing activities in 2002 was primarily due to debt service payments partially offset by cash proceeds from the exercise of common stock options. Cash provided by financing activities in 2001 was primarily from the exercise of common stock options and proceeds from our debt financing, net of payments made.

     As of December 31, 2003, we had approximately $2.5 million in total debt obligations outstanding, of which approximately $1.3 million was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance will be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. At December 31, 2003, we did not have an outstanding balance under the revolving line of credit and the additional liquidity available, based on eligible accounts receivable, was $8.1 million. We currently are in the process of renewing our revolving line of credit. The loan and security agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2003, the balance due under this agreement was approximately $2.0 million, of which approximately $1.0 million was current. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At December 31, 2003, the balance due under this agreement was $0.5 million, of which $0.3 million was current.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for nine consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. However, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the general availability release of our next-generation service which occurred in the first quarter of 2004 and an increase in research and development expenses. Looking ahead, we currently expect our debt service payments to remain relatively flat in 2004 as compared to 2003 and we expect capital expenditures to decrease in 2004 as compared to 2003. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have in 2004.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. While the purchase of a license to our software by Voyant Technologies, Inc. accounted for 14.5% of our fourth quarter 2003 revenue, no single customer accounted for greater than 10% of our total 2003 revenue. At December 31, 2003, no single customer represented greater than 10% of our total accounts receivable balance. Our five largest customers represented $17.7 million or 25.2% of our total 2003 revenue and also represented $1.7 million or 18.7% of our total December 31, 2003 accounts receivable balance. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results. For example, Oracle Corporation, whose purchases accounted for 7.2% of our revenue in 2003, has indicated its intent to discontinue using our services in the near term.

     As of December 31, 2003, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $26.3 million and will be expended over the next three years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. $10.3 million of our purchase commitments for equipment are pursuant to a single agreement with our primary hardware vendor, and are expected to be expended through December 2005. We entered into this hardware agreement contemporaneously with an agreement to license certain software to the hardware vendor for an aggregate of $4.0 million, which revenue was recognized in the third and fourth quarters of 2003. At December 31, 2003, our purchase commitment for equipment was approximately $6.4 million.

     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of December 31, 2003, are approximately $7.8 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of December 31, 2003, approximate $1.8 million that we expect to receive through September 2005.

     Our contractual obligations and commitments to make future payments as of December 31, 2003 are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	2-3years	4-5 years	Over 5 years

Long-term debt	$2,541	$1,314	$1,227	$—	$—
Facility operating leases, exclusive of sublease receivables	7,832	2,438	3,066	1,699	629
Purchase obligations	32,666	17,838	14,828	—	—

Total contractual obligations and commitments	$43,039	$21,590	$19,121	$1,699	$629

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See note 10(c) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At December 31, 2003 our total employment-related commitments were approximately $4.3 million.

     We expect that existing cash resources and our new credit facility, which we expect to have in place in the first quarter of 2004, will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twenty-four months. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in note 1 to the consolidated financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria; the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on our financial condition and results of operations. Our critical accounting estimates include the accounts receivable allowance for doubtful accounts, useful lives of depreciable and intangible assets and their recoverability, the assessment of goodwill and its recoverability, the valuation allowance for deferred tax assets and restructuring charges and reserves.

     The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

     Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services as soon as a call or simulcast of a call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

     Revenue for our Web Conferencing Pro service is derived from a concurrent user and usage fee in addition to event fees or, in more limited cases, a software license fee. Revenue from concurrent user fees is recognized monthly regardless of usage, while usage fees are based upon either monthly connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; collectibility is probable; and vendor specific objective evidence is available for the fair value of all undelivered elements or recognized ratably over the software support period if we do not have vendor-specific objective evidence for an undelivered element. In 2003 we recognized $4.0 million in revenue associated with the sale of a Web Conferencing Pro license. This license was entered into contemporaneously with our agreement to purchase $10.3 million in hardware from the licensee, who is also our primary hardware vendor, through December 2005. Opportunities to license our software have traditionally arisen infrequently, are difficult to predict and we do not currently have any software licensing revenue projected beyond 2003.

     Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge our customers fees for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

     Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue in full each month. This service provides small and medium-sized businesses with a convenient way to conduct audio and web conferences with a predictable price. Conference moderators and participants dial into the conference using their dedicated local exchange toll call number as opposed to a toll-free number ordinarily used with our Reservationless Conferencing service.

Accounts Receivable

     We perform periodic credit evaluations and continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our doubtful accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience doubtful accounts at the same rate as we have in the past. Our accounts receivable is currently diverse and is comprised of numerous customers geographically dispersed and dispersed across many different industries. However, our five largest customers representing $17.7 million or 25.2% of total 2003 revenue also represented $1.7 million or 18.7% of our total December 31, 2003 accounts receivable balance. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on the collectability of our accounts receivables, the adequacy of our allowance for doubtful accounts and our future operating results. We cannot predict with certainty future changes in the financial stability of our customers and as such actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we will record a credit or charge to sales and marketing expense in the period in which such determination is made.

Long-Lived Assets and Their Recoverability

     Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and we measure the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of their carrying value or fair value less costs to sell. In 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model described above. We completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less costs to sell, and as a result, we recorded an impairment loss of $186,000 in the fourth quarter of 2002. We did not record any asset impairment losses in 2003.

Goodwill

     Effective January 1, 2002, we adopted the provisions of SFAS 142 which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. In both 2003 and 2002, we completed our first phase impairment analysis and did not find indication of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary in each year. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and profitability to determine fair value. The valuation techniques that we consider include a weighted average multiple of revenue, a weighted average multiple of cash flow, our stock market capitalization and the book value of our assets. Our stock has been and continues to be volatile. We do not believe market capitalization alone, particularly given the volatility in our stock price, is a good indicator of impairment. As such, we will continue to monitor the volatility in our stock price and the resulting market capitalization, as well as all of our other impairment indicators, and will continue to assess their collective impact on our recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record charges for impairment of goodwill in the future and there can be no assurances that our goodwill will not be impaired in the future.

     In 2002, we recorded $6.9 million in goodwill as a result of our acquisition of InterAct Conferencing. At December 31, 2003, we had approximately $45.6 million in goodwill subject to the impairment testing provisions of SFAS 142.

Software Development Costs

     Costs incurred in the engineering and development of our services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS 86, “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, our software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred. We capitalize certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants. These costs are amortized on a straight-line basis over the software’s estimated useful life. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment for costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. Accordingly, all software development costs associated with the development of our next-generation service are currently being expensed pursuant to SFAS 86. Since the second quarter of 2001 and through August 2003, the period in which capitalization ceased, we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with our next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We expect to begin amortizing these costs when the service is released for general availability in the first quarter of 2004.

Income Tax Valuation Allowances

     Currently, we have recorded a valuation allowance equal to our deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we have generated net income for five consecutive quarters, we believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our unrecognized deferred tax assets at December 31, 2003 were $47.0 million.

Restructuring Reserves

     At December 31, 2003, our restructuring reserves totaled $0.5 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved by payments we make, net of our subtenants’ rent payments to us. At December 31, 2003 all closed facilities included in the restructuring reserve have been subleased. We have adjusted our restructuring reserve in the past based on what we believed to be the most probable outcome. Future minimum sublease receivables for all subleased facilities, as of December 31, 2003, approximate $1.8 million that are scheduled to be received through September 2005. The actual cost savings we anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. We will continue to monitor and adjust, as warranted, our restructuring reserve associated with remote sales facilities based on current facts and circumstances. We may be required to record additional restructuring charges on certain subleased offices if our subtenants default on their commitments to us.

Stock-based compensation

     Our stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees and board members at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable; (c) the intrinsic value of restricted stock awards to employees and directors, and (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC.

     We account for our stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation”, entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     The Financial Accounting Standards Board (FASB) is scheduled to issue an exposure draft on accounting for equity-based compensation in the first quarter of 2004 and a final statement is expected later in 2004. We anticipate the effective date for such a pronouncement will be January 1, 2005. As currently proposed, it would appear that the fair value accounting articulated in SFAS 123 will carry forward into the new equity based compensation pronouncement. There are some practical issues that remain to be addressed such as an appropriate valuation method and the application of multiple assumptions based on an option’s exercise price but if these issues are resolved and the statement becomes effective, we can expect to record additional stock-based compensation charges in 2005 (see note l(l) to the financial statement for the calculation using Black-Scholes).

Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly, we adopted SFAS 150 on July 1, 2003 and the adoption of this statement did not have any impact on our financial position, results of operations or cash flows.

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

We have a history of losses and we expect to continue to incur net losses.

     Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $168.4 million from our inception through December 31, 2003 and we expect to have additional net losses in the future. We expect to incur net losses in the near term as we expand our sales force, increase marketing expenditures and continue to invest in research and development efforts in connection with the launch of our next-generation service. In addition, our anticipated net losses may increase in the future if existing or future competitors decrease our market share, if price pressure increases significantly, if our next-generation services do not achieve widespread market acceptance or if such services reduce our revenue from our existing services and our revenue from web-related services does not substantially increase, or if the web conferencing market does not rapidly grow. If our net losses in the future increase more than we anticipate, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Accordingly, we must significantly increase our revenue, which may be difficult for us to do.

We have a limited operating history, which makes it difficult to evaluate our business.

     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We began commercially offering our Reservationless Conferencing service in April 1999, our Web Conferencing Pro service in June 2000 and our Operator Assisted Conferencing service in the first quarter of 2003. In January 2001, we restructured our company to focus solely on our web conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income ranged between $0.3 million and $1.4 million in the four quarters ended December 31, 2003. Our quarterly revenue ranged between $15.4 million and $20.3 million in the four quarters ended December 31, 2003. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations, as licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected beyond 2003. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the holidays, such as spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended December 31, 2003, 77.7% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 32.4% and 25.2% of our revenue in the quarter ended and year ended December 31, 2003, respectively. These large customers have no obligation to continue to use our services. For example, Oracle Corporation is a large customer of ours, representing 7.2% of our revenue in 2003, and has indicated its intent to discontinue using our services in the near term. In addition, Voyant Technologies, Inc. accounted for 14.5% of our 2003 fourth quarter revenue as a result of purchasing a software license from us, which will not recur. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our anticipated net losses would increase. We have a receivable due from Qwest Communications International, Inc. at December 31, 2003, which was approximately $0.9 million or 9.6% of the Company’s total accounts receivable balance.

In the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license.

     We recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. The software license fees associated with this license will not recur. As a result, our inability to continue to sell software licenses will result in lower than expected revenue, and therefore harm our ability to sustain profitability, and may cause our stock price to decline. In addition, virtually no corresponding cost of revenue expense is attributable to such licenses, which has the effect of significantly improving our overall gross margins, and if we are unable to continue to sell such licenses, our overall gross margins will decline. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any significant software licensing revenue projected beyond 2003. As a result, our quarterly operating results are difficult to predict. In addition, by licensing software we have created an opportunity for the licensee to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

We anticipate that our operating expenses will increase, and if our revenue does not increase, our operating results will be negatively impacted.

     We anticipate incurring significant sales and marketing, research and development and other operating expenses, particularly as we continue developing our next-generation service and architecture and introduce this new service into the marketplace. We project expenses in part on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results would be negatively impacted, and our anticipated net losses may increase.

If we fail to offer competitive pricing, we may not be able to attract and retain customers.

     The prices for our services are subject to rapid and frequent changes. For example, in the year ended 2003 the average price per minute for our Reservationless Conferencing service decreased by 8.5%. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and may be required to further reduce our pricing structure in the future, which would negatively affect our revenue, margins and increase our anticipated net losses.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our next-generation web conferencing service and technology in March 2004. We may not successfully identify, develop and market this next-generation service and features in a timely and cost-effective manner. For example, many companies, including some of our competitors are utilizing less costly resources in China and India to develop their products and services. As a result, our competitors may be able to develop superior products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our anticipated net losses may increase.

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

Our next-generation services may impact the revenue we receive from existing services.

     Our next-generation services may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services in 2004, they are losing market share due to the decline in their quality as a result of the vast majority of our resources being expended on our next-generation services. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset declining revenue from Web Conferencing Pro services, our financial performance will be affected, particularly revenue and gross margins will decrease and our anticipated net losses will increase.

Competition in the web conferencing services market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to further reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft acquired Placeware, a competitor of ours, and Cisco Systems acquired Latitude Communications, a competitor of ours. As a result of these acquisitions, Microsoft and Cisco may expend significantly greater resources developing and enhancing conferencing services and/or software that directly competes with our offerings, and because these companies can leverage widespread use of their product and services by customers to capture market share in the conferencing market, our market share may significantly decline. In addition, some large software companies, such as Oracle and Macromedia, are also providing web conferencing products in addition to their software offerings. These companies may expend significantly greater resources developing, enhancing and marketing their web conferencing products, and as a result, our market share may significantly decline. In addition, Oracle is a large customer of ours and has indicated its intent to discontinue using our services in the near term.

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

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, such as the Microsoft/Placeware and Cisco/Latitude acquisitions, thereby increasing the ability of the competitor to compete with our services; or

•	a competitor could acquire or partner with one of our key suppliers.

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

     For the quarter ended December 31, 2003, 15% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, increase our anticipated net losses.

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

     We purchase substantially all of our key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In September 2003, we made a commitment to purchase $10.3 million in hardware from this supplier and accordingly, expect our reliance upon this vendor to continue into the future. If we were required to find alternative sources for these components, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. One of these suppliers on which we are substantially dependent for telephony services is WorldCom, which currently conducts business under the MCI brand name and which filed for Chapter 11 bankruptcy protection in July 2002. If this supplier were to terminate or interrupt its services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase.

If any of the third party services that we use become unavailable to us, our services would be subject to significant delays and increased costs.

     We rely on third party services, such as Internet access, transport and long distance providers. These companies may not continue to provide services to us without disruptions, at the current cost, or at all. The costs associated with a transition to a new service provider would be substantial. We may be required to reengineer our systems and infrastructure to accommodate a new service provider, which would be both expensive and time-consuming. In addition, we have experienced disruptions and delays in our services in the past due to service disruptions from these providers. Any interruption in the delivery of our services would likely cause a loss of revenue and a loss of customers.

Our transition to VoIP technology is subject to significant risks, delays and costs.

     We recently announced that we will be transitioning some of our long distance telephony traffic onto a VoIP platform. As a result of this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in our services in the past due to the transition to a new service provider. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. As a result of these delays our anticipated net losses may increase. Any interruption in the delivery of our services may cause a loss of revenue and a loss of customers.

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

     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and a secondary data facility in Denver, Colorado. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and increase our anticipated net losses.

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

     Despite our restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and will continue to expand our operations and infrastructure. This expansion has placed, and will continue to place, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby increasing our anticipated net losses. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to compete effectively.

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

     As a result of our acquisition of substantially all of the assets of InterAct, we have operations in multiple facilities in geographically diverse areas. In particular, we have transitioned the management of the sales force to the former chief executive officer of InterAct, located in our Georgia facility. We are not experienced in managing facilities, people and operations in geographically diverse areas, and as a result, this dispersion may negatively impact our operating results.

We may acquire other businesses, form joint ventures and make investments in other companies that could negatively affect our operations and financial results and dilute existing stockholders.

     We may pursue additional business relationships through acquisitions, joint ventures, or other investment prospects, which may not be successful, and we may not realize the benefits of any acquisition, joint venture, or other investment.

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

Our Reservationless Conferencing service may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

     We believe our Reservationless Conferencing service is not subject to regulation by the Federal Communications Commission (FCC) or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Reservationless Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Reservationless Conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Reservationless Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

Our competitors may be able to create systems with similar functionality to ours and third-parties may obtain unauthorized use of our intellectual property.

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own five patents relating to features of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and as a result, harm our ability to sustain profitability on a consistent basis or at all. Additionally, in any litigation the outcome is uncertain.

We have been sued for patent infringement and may be subject to additional claims alleging intellectual property infringement.

     In August 2003, a lawsuit was filed by Edisync Systems, LLC against us and some of our competitors alleging patent infringement. In December 2003, we entered into a definitive settlement agreement with the plaintiff, for which we previously had accrued $0.3 million in the third quarter of 2003. In addition, we may be subject to other claims alleging intellectual property infringement. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

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

Our current stock compensation expense negatively impacts our earnings, and if we are required to report the fair value of employee stock options as an expense in conjunction with new accounting standards, our earnings will be adversely affected, which may cause our stock price to decline.

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of December 31, 2003 we had approximately $2.2 million in deferred equity-based compensation expense. We expect this expense to be amortized over six years and to negatively impact our earnings during that time. In addition, we recorded approximately $0.9 million of deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer. $1.8 million of this deferred equity-based compensation will be recognized as an expense over the next year as options granted prior to our initial public offering and certain restricted stock grants vest. Options granted to consultants will fluctuate with our stock price, and as a result, the amount of future stock compensation expense related to any unvested portion of such options is difficult to predict. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and our ability to sustain profitability on a consistent basis or at all could be harmed.

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

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and December 31, 2003 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2003, we had long-term debt, including current portion, in the aggregate amount of $2.5 million. The balance due of approximately $2.0 million as of December 31, 2003 under our loan and security agreement is being repaid at a fixed interest rate of 5.25% with monthly payments due through January 2006. The balance due of approximately $0.5 million as of December 31, 2003 under our loan agreement with a vendor will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligations related to long-term debt existing as of December 31, 2003, as the interest rates related to such debt are fixed over the terms. At December 31, 2003, we had a $12.5 million revolving line of credit with a loan value of $8.1 million. Advances under the revolving line of credit would have reflected interest at the bank’s prime rate and therefore any advances under this revolving line of credit would have subjected us to interest rate fluctuations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. At December 31, 2003, we did not have an outstanding balance under the revolving line of credit. On January 26, 2004 our revolving line of credit matured and we are currently in the process of renewing this credit facility. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed, which we expect to occur in the second quarter of 2004. We may also decide to make future investments that will subject us to market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

     Donald F. Detampel, Jr., our Chief Executive Officer and Nicholas J. Cuccaro, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of such period.

     Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the section of the Company’s 2004 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 entitled “Proposal 1—Election of Directors” and the section entitled “Management.”

     We have adopted the Raindance Code of Business Conduct and Ethics and the Audit Committee’s “Whistleblower Policy”, each of which applies to all of our employees and directors. The code of business conduct and ethics and whistleblower policy are available on our website at www.raindance.com. If we make any substantive amendments to the code of business conduct and ethics or grant any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or a Director, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section of the Company’s 2004 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the section of the Company’s 2004 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Grants and Exercises.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company’s 2004 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 entitled “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated by reference to the section of the Company’s 2004 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 entitled “Auditor’s Fees.”

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

3. Exhibits.

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.

2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.

2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.

10.1(1)	2000 Equity Incentive Plan.

10.2(1)	2000 Employee Stock Purchase Plan.

10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.

10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.

10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.

10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.

10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.

10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.

10.16.1(5)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

10.17(6)	Separation and Release Agreement, dated October 14, 2003, between Registrant and Paul Berberian.

10.18	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

10.20(1)+	Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.

10.21(1)+	License and Services Agreement, dated June 21, 2000, between the Registrant and Evoke Communications B.V.

10.24(2)	Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.

10.26(7)	Executive Performance-Based Compensation Arrangement

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+		Confidential treatment granted with respect to portions of these exhibits.

(1)		Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)		Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

(3)		Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.

(4)		Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.

(5)		Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.

(6)		Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.

(7)		Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.

	(b)	Reports on Form 8-K.

On October 22, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended September 30, 2003.

On January 29, 2004, we filed a Form 8-K furnishing under Item 5 announcing the appointment of Donald F. Detampel, Jr. as our President and Chief Executive Officer.

On February 18, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

Raindance Communications, Inc.

By:	/s/ Nicholas J. Cuccaro

Nicholas J. Cuccaro
Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald F. Detampel, Jr. and Nicholas J. Cuccaro, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald F. Detampel, Jr.	Chief Executive Officer and
	President (Principal Executive	March 12, 2004
Donald F. Detampel, Jr.	Officer) and Director

/s/ Nicholas J. Cuccaro Nicholas J. Cuccaro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Paul A. Berberian Paul A. Berberian	Chairman of the Board of Directors	March 12, 2004

/s/ Patrick J. Lombardi Patrick J. Lombardi	Director	March 12, 2004

/s/ Cary L. deacon Cary L. Deacon	Director	March 12, 2004

/s/ Steven C. Halstedt Steven C. Halstedt	Director	March 12, 2004

INDEX TO FINANCIAL STATEMENTS

     Raindance Communications, Inc.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Raindance Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Raindance Communications, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raindance Communications, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As described in note 1(e), these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which were adopted by the Company on January 1, 2002.

KPMG LLP

Boulder, Colorado
February 11, 2004

RAINDANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$39,607	$31,699
Accounts receivable, net of allowance for doubtful accounts of $300 and $850 in 2003 and 2002, respectively	8,958	8,982
Due from affiliate	86	50
Prepaid expenses and other current assets	1,679	983
Due from employees	14	12

Total current assets	50,344	41,726
Property and equipment, net	25,752	24,493
Goodwill	45,587	45,587
Due from employees	2	2
Other assets	872	1,197

Total Assets	$122,557	$113,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,598	$5,193
Current portion of long-term debt	1,314	1,030
Accrued expenses	573	629
Accrued compensation	2,694	2,322
Accrued severance obligation	596	—
Current portion of restructuring reserve	278	507
Deferred revenue	112	423

Total current liabilities	13,165	10,104
Long-term debt, less current portion	1,227	2,026
Restructuring reserve, less current portion	187	518
Other	56	34

Total Liabilities	14,635	12,682

Stockholders’ Equity:
Common stock, par value $.0015, 130,000,000 shares authorized; issued and outstanding 53,784,427 and 51,895,813 shares in 2003 and 2002, respectively	81	78
Additional paid-in capital	278,440	276,211
Deferred stock-based compensation	(2,247)	(4,067)
Accumulated deficit	(168,352)	(171,899)

Total Stockholders’ Equity	107,922	100,323

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$122,557	$113,005

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,

	2003	2002	2001

Revenue:
Service	$66,611	$60,651	$39,410
Software	4,000	—	—

Total revenue	70,611	60,651	39,410

Cost of revenue:
Service	28,506	26,635	22,457
Software	—	—	—

Total cost of revenue (exclusive of stock-based compensation expense of $102, $197 and $228 for the years ended December 31, 2003, 2002 and 2001, respectively, shown below)	28,506	26,635	22,457

Gross profit	42,105	34,016	16,953

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $182, $289 and $471 for the years ended December 31, 2003, 2002 and 2001, respectively, shown below)	19,687	18,508	20,362
Research and development (exclusive of stock-based compensation expense of $643, $620 and $631 for the years ended December 31, 2003, 2002 and 2001, respectively, shown below)	8,289	7,599	5,704
General and administrative (exclusive of stock-based compensation expense of $1,887, $1,922 and $1,504 for the years ended December 31, 2003, 2002 and 2001, respectively, shown below)	7,202	7,515	7,397
Amortization of goodwill	—	—	26,506
Stock-based compensation expense	2,814	3,028	2,834
Asset impairment charges	—	138	4,576
Restructuring charges, severance and litigation related expenses	596	584	1,696

Total operating expenses	38,588	37,372	69,075

Income (loss) from operations	3,517	(3,356)	(52,122)

Other income (expense):
Interest income	250	474	1,351
Interest expense	(149)	(346)	(464)
Other, net	(71)	(126)	(1,488)

Total other income (expense), net	30	2	(601)

Net income (loss)	$3,547	$(3,354)	$(52,723)

Net income (loss) per share:
Basic	$0.07	$(0.07)	$(1.12)

Diluted	$0.06	$(0.07)	$(1.12)

Weighted average number of common shares outstanding:
Basic	52,672	50,502	47,280

Diluted	54,774	50,502	47,280

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Note	Accumulated
	Common Stock		Additional	Deferred	receivable	other
			paid-in	stock-based	from	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	compensation	officer	Income (loss)	Deficit	Total	Income (loss)
Balances at January 1, 2001	46,834,925	$70	$269,466	$(10,659)	$(483)	$(862)	$(115,822)	$141,710
Issuance of common stock under compensation arrangements	1,174,395	2	1,964	—	—	—	—	1,966
Common stock issued for cash	21,004	—	128	—	—	—	—	128
Common stock options issued for services	—	—	654	—	—	—	—	654
Cancellation of common stock options	—	—	(5,107)	5,107	—	—	—	—
Issuance of common stock options to officers at less than fair value	100,000	—	155	—	—	—	—	155
Issuance of common stock grants to officers at less than fair value	250,000	—	382	—	—	—	—	382
Amortization of deferred stock-based compensation	—	—	—	1,729	—	—	—	1,729
Adjustment of note receivable to fair value	—	—	—	—	(141)	—	—	(141)
Interest on note receivable	—	—	—	—	(12)	—	—	(12)
Cancellation of note receivable	(250,000)	—	(578)	—	636	—	—	58
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(294)	—	(294)	$(294)
Realized loss on investment	—	—	—	—	—	1,156	—	1,156	1,156
Net loss	—	—	—	—	—	—	(52,723)	(52,723)	(52,723)

Comprehensive loss	—	—	—	—	—	—	—	—	$(51,861)

Balances at December 31, 2001	48,130,324	72	267,064	(3,823)	—	—	(168,545)	94,768
Issuance of common stock under compensation arrangements	1,556,458	2	1,843	—	—	—	—	1,845
Common stock options issued for services	—	—	306	—	—	—	—	306
Cancellation of common stock options	—	—	(463)	463	—	—	—	—
Common stock issued at less than fair value to directors for services rendered	10,450	1	77	—	—	—	—	78
Issuance of common stock for the acquisition of business	2,198,581	3	7,384	(3,352)	—	—	—	4,035
Amortization of deferred stock-based compensation	—	—	—	2,645	—	—	—	2,645
Net loss and comprehensive loss	—	—	—	—	—	—	(3,354)	(3,354)	$(3,354)

Balances at December 31, 2002	51,895,813	78	276,211	(4,067)	—	—	(171,899)	$100,323
Issuance of common stock under compensation arrangements	1,262,788	2	1,236	—	—	—	—	1,238
Common stock options issued for services	—	—	30	—	—	—	—	30
Cancellation of common stock options	—	—	(83)	83	—	—	—	—
Exercise of common stock warrant	28,176	—	—	—	—	—	—	—
Common stock issued at less than fair value to officers, net of forfeiture	550,000	1	896	(897)	—	—	—	—

					Note	Accumulated
	Common Stock		Additional	Deferred	receivable	other
			paid-in	stock-based	from	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	compensation	officer	Income (loss)	Deficit	Total	Income (loss)
Common stock issued at less than fair value to directors for services rendered	47,650	—	150	—	—	—	—	150
Amortization of deferred stock-based compensation	—	—	—	2,634	—	—	—	2,634
Net income and comprehensive income	—	—	—	—	—	—	3,547	3,547	$3,547

Balances at December 31, 2003	53,784,427	$81	$278,440	$(2,247)	$—	$—	$(168,352)	$107,922

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,547	$(3,354)	$(52,723)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	10,330	10,362	35,615
Write down of note receivable from affiliate to net realizable value	—	—	1,782
Loss on disposition of stock	—	—	1,195
Asset impairment charges and restructuring charges	—	722	4,582
Stock-based compensation	2,814	3,028	2,834
Other	74	150	364
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	24	(2,811)	(627)
Prepaid expenses and other current assets	(1,025)	523	1,163
Other assets	(94)	732	139
Accounts payable and accrued expenses	2,791	(1,121)	(4,733)
Deferred revenue	(311)	(1,055)	672

Net cash provided (used) by operating activities	18,150	7,176	(9,737)

Cash flows from investing activities:
Purchase of property and equipment	(10,514)	(6,131)	(3,944)
Proceeds from disposition of equipment	41	11	204
Cash paid for acquisition of InterAct Conferencing, LLC, net of cash acquired	—	(3,522)	—
Change in restricted cash	194	—	—

Net cash used by investing activities	(10,279)	(9,642)	(3,740)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,237	1,845	1,745
Proceeds from debt	—	—	5,000
Payments on debt	(1,200)	(1,902)	(2,357)

Net cash provided (used) by financing activities	37	(57)	4,388

Increase (decrease) in cash and cash equivalents	7,908	(2,523)	(9,089)
Cash and cash equivalents at beginning of year	31,699	34,222	43,311

Cash and cash equivalents at end of year	$39,607	$31,699	$34,222

Supplemental cash flow information -
Interest paid in cash	$158	$609	$263

Supplemental non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$323	$548	$120

Debt incurred for purchases of property and equipment	$686	$—	$—

Exchange of investment for forgiveness of debt	$—	$—	$157

Common stock issued for acquisition of InterAct Conferencing, LLC	$—	$4,035	$—

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Business and Basis of Financial Statement Presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides business communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.

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

     (b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at December 31, 2003 consist of money market accounts at four financial institutions.

     (c) Restricted Cash

     Included in other assets at December 31, 2003 and 2002 is $0.3 and $0.6 million, respectively, in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

     (e) Goodwill

     The Company first recorded goodwill and goodwill amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line basis over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead is reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. In addition, the Company recorded $6.9 million in goodwill in April 2002 when it acquired InterAct Conferencing LLC. The Company consists of one reporting unit. The Company’s initial assessment of goodwill performed as of March 31, 2002 and the annual reassessment preformed at March 31, 2003, have indicated that the fair value of the reporting unit exceeded the goodwill carrying value, and therefore, goodwill was not deemed to be impaired. The Company has not noted subsequent indicators of impairment, however, there can be no assurances that the Company’s goodwill will not be impaired in the future. The reconciliation of reported net income (loss) and reported income (loss) per share and adjusted net income (loss) and adjusted income (loss) per share, which represents the effect of adopting SFAS 142, is as follows (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$3,547	$(3,354)	$(52,723)
Add back: goodwill amortization	—	—	26,506

Adjusted net income (loss)	$3,547	$(3,354)	$(26,217)

Income (loss) per share – basic	$0.07	$(0.07)	$(1.12)
Add back: goodwill amortization	—	—	0.56

Adjusted income (loss) per share – basic	$0.07	$(0.07)	$(0.56)

Income (loss) per share – diluted	$0.06	$(0.07)	$(1.12)
Add back: goodwill amortization	—	—	0.56

Adjusted income (loss) per share – diluted	$0.06	$(0.07)	$(0.56)

     Goodwill as of December 31, 2003, 2002 and 2001 was $45.6, $45.6 and $38.7 million, respectively.

     (f) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment.

     (g) Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of total 2003 revenue. At December 31, 2003, no single customer represented greater than 10% of the Company’s accounts receivable.

     (h) Revenue Recognition

     Revenue for the Company’s Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, the Company charges customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. The Company recognizes usage revenue from Reservationless Conferencing service in the period the call or simulcast of the call is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

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

     Revenue from the Company’s Unlimited Conferencing service is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue in full each month. This service provides small and medium-sized businesses with a convenient way to conduct audio and web conferences with a predictable price. Conference moderators and participants dial into the conference using their dedicated local exchange toll call number as opposed to a toll-free number ordinarily used with the Reservationless Conferencing service.

     (i) Software Development Costs and Research and Development

     Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS 86, “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on a straight-line basis over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003, the Company changed its accounting treatment of costs associated with the development of its next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with its next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company will begin amortization of the capitalized costs of its next-generation service in March 2004.

     Research and development costs are expensed as incurred.

     (j) Long-Lived Assets

     Prior to January 1, 2002 the Company utilized SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” to evaluate the carrying value of long-term assets when events and circumstances warranted such a review. The carrying value of a long-lived asset was considered impaired when the anticipated undiscounted cash flows from such asset was separately identifiable and was less than the carrying value. In that event a loss was recognized based on the amount by which the carrying value exceeded the fair market value of the long-lived asset. Fair market value was determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as anticipated cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less costs to sell. In 2001, the Company recorded an asset impairment charge of $4.6 million (see note 14).

     Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of their carrying value or fair value less costs to sell. In 2002, the Company recorded an asset impairment charge of $0.2 million (see note 14).

     (k) Advertising Costs

     The Company expenses advertising costs as they are incurred. Advertising expense was less than $0.1 million for the year ended December 31, 2003 and $0.1 and $1.2 million for the years ended December 31, 2002 and 2001, respectively.

     (l) Stock-Based Compensation

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

     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable; (c) the intrinsic value of restricted stock awards to employees and directors, and (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC.

     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$3,547	$(3,354)	$(52,723)
Add: Stock-based employee compensation expense attributable to common stock options included in net income (loss)	1,304	2,207	2,579
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(7,388)	(12,971)	(23,973)

Net income (loss), as adjusted	$(2,537)	$(14,118)	$(74,117)

Income (loss) per share – basic, as reported	$0.07	$(0.07)	$(1.12)

Income (loss) per share – diluted, as reported	$0.06	$(0.07)	$(1.12)

Income (loss) per share – basic, as adjusted	$(0.05)	$(0.28)	$(1.57)

Income (loss) per share – diluted, as adjusted	$(0.05)	$(0.28)	$(1.57)

     The per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001 was $1.96, $2.94 and $1.55, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Expected life (years)	5	6	6
Risk-free interest rate	3.25%	5%	5%
Expected volatility	123%	106%	136%
Expected dividend yield	None	None	None

     (m) Comprehensive Income (Loss)

     The Company has adopted SFAS 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying comprehensive income. Comprehensive income equals net income for the year ended December 31, 2003. Comprehensive loss equals net loss for the year ended December 31, 2002. Comprehensive loss is equal to net loss plus the reversal of a previously unrealized loss on investment (see note 3), and foreign currency translation adjustments for the year ended December 31, 2001.

     (n) Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and restricted stock subject to vesting restrictions and are computed using the treasury stock method.

     The following table sets forth the calculation of net income (loss) per share for the three years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$3,547	$(3,354)	$(52,723)

Common shares outstanding:
Historical common shares outstanding at beginning of year	51,896	48,130	46,835
Weighted average common shares issued during year	776	2,372	445

Weighted average common shares at end of year - basic	52,672	50,502	47,280
Effect of potential common shares	2,102	—	—

Weighted average common shares at end of year - diluted	54,774	50,502	47,280

Net income (loss) per share – basic	$0.07	$(0.07)	$(1.12)

Net income (loss) per share – diluted	$0.06	$(0.07)	$(1.12)

     For the year ended December 31, 2003, 550,000 shares of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions and have been included in diluted earnings per share.

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 because their effect would have been antidilutive:

	As of December 31,
	2003	2002	2001
Shares issuable under stock options	5,328,351	8,409,064	8,171,913

Shares issuable pursuant to warrants	20,017	652,790	652,790

(2) JOINT VENTURES AND ACQUISITIONS

     In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands’ corporation (Evoke Communications Europe). Pursuant to this agreement, the Company loaned Evoke Communications Europe approximately $4.6 million that was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe is being liquidated and its operations have ceased. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment the Company expected to receive from the liquidation. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million and anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company received cash payments from Evoke Communications Europe of $1.0 million throughout 2002. In the fourth quarter of 2002, the Company recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe. The receivable is reflected in the balance sheet in current assets as due from affiliate and the Company expects to receive final payment in the second quarter of 2004.

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

     The aggregate purchase consideration paid to InterAct was $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of the Company’s common stock valued at $4.0 million. In addition, the Company incurred $0.1 million of acquisition related expenses. An additional 997,599 shares of the Company’s common stock were issued and deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which is being expensed over three years, which began in May 2002. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. The purchase consideration allocation is as follows:

Tangible net assets	$1.0
Goodwill	6.9

Total purchase consideration allocation	$7.9

The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations for 2002 and 2001 as if the InterAct acquisition took place as of the beginning of each year (in thousands, except per share data).

	Years ended December 31,
	2002	2001
Revenue	$62,161	$42,410
Net loss	(3,185)	(51,972)
Basic loss per share	(0.06)	(1.09)
Diluted loss per share	(0.06)	(1.09)

     The pro forma results for the years ended December 31, 2002 and 2001 combine the Company’s results for the years ended December 31, 2002 and 2001 with the results of InterAct for the period from January 1, 2001 through April 30, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated at the beginning of each of those years. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

(3) INVESTMENT SECURITIES

     At December 31, 2000, investment securities consisted of an equity investment in a public company. This investment was classified as “available for sale” in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” This investment was carried at fair market value with any unrealized gain or loss recorded as a separate component of stockholders’ equity. In March 2001, as partial consideration for terminating a software license agreement, the Company returned its investment in the software company’s common stock, which resulted in the recognition of a realized loss of $1.2 million in the first quarter of 2001. This loss is reflected in the 2001 Consolidated Statement of Operations in Other income (expense).

(4) OFFICER LOANS

     The Company had an unsecured note receivable dated September 7, 2000 due from its Chief Technology Officer in the face amount of $50,000. The note was originally due September 7, 2005 and bore interest at 6.22%. This obligation, including accrued interest, was paid in full during the fourth quarter of 2002.

     The Company had an unsecured note receivable dated January 24, 2001 due from its former President and Chief Executive Officer in the face amount of $100,000. The note was originally due January 24, 2003 and bore interest at 8.00%. This obligation, including accrued interest, was paid in full during the fourth quarter of 2002.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computers and office equipment	$40,936	$35,723
Software purchased or developed for internal use	13,785	10,152
Furniture and fixtures	2,064	2,241
Leasehold improvements	2,316	2,274
Assets held for sale	—	71

	59,101	50,461
Less accumulated depreciation and amortization	(33,349)	(25,968)

	$25,752	$24,493

     In the years ended December 31, 2003 and 2002, the Company capitalized $936,000 and $749,276, respectively, of internal software application development costs in accordance with SOP 98-1. These costs are generally amortized over 18 months from the time the software is ready for its intended use with the exception of the capitalized costs of our next-generation service which will be amortized over 36 months upon its release to general availability. Amortization expense of all costs capitalized pursuant to SOP 98-1 was $429,000, $360,000 and $584,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense was $9.9 million, $10.0 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(6) DEBT

     On January 7, 1999, the Company entered into a loan and security agreement with a total commitment of $3,000,000 with a bank. In connection with obtaining this commitment, the Company issued warrants to purchase 86,538 shares of Series C Preferred stock to the lender. The exercise price of the warrants was $1.04 per share. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants, which expire on July 24, 2005, were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. Draws under this agreement were to be repaid over 37 months, with interest at the 36 month Treasury note rate, plus 275 basis points. An additional payment of 9% of the amount financed was payable at the end of the term of the loan. This additional amount and the fair value of warrants of $75,000 were included in interest expense over the term of the agreement. During 1999, the Company borrowed, in four separate draws, the entire commitment of $3,000,000. The interest rate ranged from 7.41% to 8.40%. The loan and security agreement was secured by substantially all business assets except those that were secured by the debt facility described below. All balances due under this loan and security agreement were paid by December 31, 2002.

     On September 30, 1999, the Company entered into a promissory note and its related master loan and security agreement dated September 10, 1999, for $1,502,623 with a bank. In connection with obtaining this commitment, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock to the lender. The exercise price of the warrants was $3.00 per share. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants, which expire on September 29, 2004, were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The draw under this agreement was to be repaid over 42 months, with interest at 13.33%. The promissory note was secured by the equipment that was financed. The fair value of the warrants was $105,000 and was included in interest expense over the term of the agreement. In November 2001, the Company made a payment of $648,590 to retire this obligation before its scheduled maturity date of February 2003. As a result, the remaining fair value of the warrants, which was $46,667, was expensed in November 2001.

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001 the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan is scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement are limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit were to be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2003, the Company did not have an outstanding balance under the revolving line of credit and the borrowing available, based on eligible accounts receivable, was $8.1 million. The Company is currently in the process of renewing its revolving line of credit. The loan and security agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2003, the balance due under this agreement (exclusively related to the term loan) is $2.0 million, of which $1.0 million is current.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At December 31, 2003, the balance due under this agreement is $0.5 million, of which $0.3 million is current.

     Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2003	2002

Balance	$2,541	$3,056
Less current portion	(1,314)	(1,030)

Long-term debt, less current portion	$1,227	$2,026

     The aggregate maturities for long-term debt for each of the years subsequent to December 31, 2003 are as follows (in thousands): 2004—$1,314; 2005—$1,146; 2006—$81.

(7) INCOME TAXES

     Income tax expense (benefit) relating to losses incurred differs from the amounts that would result from applying the applicable federal statutory rate as follows (in thousands):

	Years ended December 31,

	2003	2002	2001

Expected tax expense (benefit)	$(1,206)	$(1,140)	$(17,926)
State income taxes, net of federal impact	(112)	(118)	(1,793)
Change in valuation allowance for deferred tax assets	1,235	1,301	10,429
Stock compensation/exercise stock option benefit	(199)	(141)	981
Goodwill amortization	212	—	9,011
Other, net	70	98	(702)

Income tax expense (benefit)	$—	$—	$—

     Temporary differences that give rise to the components of deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Net operating loss carryforwards	$46,383	$46,617
Depreciation and amortization	(3,016)	(1,855)
Stock-based compensation	2,576	2,013
Accrued liabilities	1,050	1,453

Net deferred tax asset	46,993	48,228
Valuation allowance	(46,993)	(48,228)

Net deferred tax asset, less valuation allowance	$—	$—

     At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $124.0 million, which are available to offset future federal taxable income, if any, through 2022. The Company experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual amount of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $102.5 million are not limited by Section 382 as of December 31, 2003.

     The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income for five consecutive quarters, management believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that the Company will utilize some or all of the deferred tax assets. When management determines there is enough positive evidence to support a conclusion that it is more likely than not that the Company will realize some or all of the deferred tax assets, management will reduce the valuation allowance on deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that the deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize the deferred tax assets.

(8) COMMON STOCK PLANS AND WARRANTS

     (a)  Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 15,872,777 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At December 31, 2003, there were 4,003,837 shares available for future issuance under the plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. Some of the Company’s options entitle option holders to exercise their options early, in which case shares issued upon exercise are restricted and subject to repurchase at the exercise price if those employees are terminated prior to the vesting of their shares. The remaining options are only exercisable as the employee, director or consultant vests in the underlying stock.

     The Company utilizes APB Opinion 25 in accounting for its plans. In the year ended December 31, 2003, a total of 47,650 shares of restricted stock were granted at less than fair value to members of the Company’s Board of Directors as compensation for board services rendered to the Company, resulting in aggregate compensation expense of $128,000. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated if it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones. However, as indicated in note 10(c), the Company’s former President and Chief Executive Officer’s employment terminated effective

December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million, as well as reducing the Company’s cash compensation commitment by $1.5 million.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during 2001, 2002 and 2003 was as follows:

	Number of	Weighted-average
	Shares	exercise price

Balance at January 1, 2001	6,622,322	$5.66
Granted at less than fair value	100,000	0.10
Granted at fair value	4,258,555	1.69
Exercised	(307,803)	0.83
Cancelled	(3,079,496)	6.28

Balance at December 31, 2001	7,593,578	3.33
Granted at fair value	2,359,086	3.53
Exercised	(482,172)	1.44
Cancelled	(1,241,225)	4.06

Balance at December 31, 2002	8,229,267	3.39
Granted at fair value	2,143,450	2.33
Exercised	(292,929)	1.47
Cancelled	(1,013,901)	4.42

Balance at December 31, 2003	9,065,887	3.09

     Restricted shares issued for options exercised which are subject to repurchase totaled 152 shares at December 31, 2003.

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at December 31, 2003:

	Options outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$0.15 — 1.29	1,423,881	6.5	$0.95	1,127,453	$0.92
1.44 — 2.51	1,771,759	8.0	1.69	920,783	1.63
2.53 — 2.68	1,958,641	8.5	2.59	812,985	2.56
2.69 — 3.49	2,163,522	8.2	3.22	1,156,611	3.22
3.55 — 10.80	1,748,084	7.0	6.65	1,362,768	6.97

	9,065,887	7.8	3.09	5,380,600	3.32

     In addition, the Company has sold or granted for services rendered to employees, directors and consultants an aggregate of 1,177,399 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share, which amount includes the 550,000 shares granted pursuant to the Executive Performance-Based Compensation Arrangement, net of 200,000 shares granted under the Executive Performance-Based Compensation Arrangement that were forfeited effective December 31, 2003 in connection with the employment termination of the Company’s former President and Chief Executive Officer.

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

     In 2003 the Company modified stock option grants for a departing member of its Board of Directors. The Company accelerated the vesting on 42,223 options, which had a weighted average exercise price of $3.22. The Company also extended the time period permitted to exercise these options and certain options that were fully vested to one year. 86,666 options were affected by the additional time period permitted to exercise and the weighted average exercise price of those options was $2.54. The Company recorded compensation charges of $22,600 based on the intrinsic value of the stock option grants at the date of modification.

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. 9,963 shares were exercised in the assumed plans during the year ended December 31, 2003 and 169,834 options remain outstanding.

     Stock option activity in the assumed plans during 2001, 2002 and 2003 was as follows:

	Number of	Weighted-average
	Shares	exercise price

Balance at January 1, 2001	1,538,794	$2.62
Exercised	(724,528)	2.06
Cancelled	(235,931)	4.82

Balance at December 31, 2001	578,335	2.42
Exercised	(341,221)	1.77
Cancelled	(57,317)	3.79

Balance at December 31, 2002	179,797	3.21
Exercised	(9,963)	0.45
Cancelled	—	—

Balance at December 31, 2003	169,834	3.37

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at December 31, 2003:

	Options outstanding			Options Exercisable

		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price

$ 0.45 — 2.72	49,520	5.1	$1.17	49,520	$1.17
3.92 — 3.92	100,563	6.1	3.92	100,563	3.92
6.08 — 6.08	19,751	6.2	6.08	19,751	6.08

	169,834	5.8	3.37	169,834	3.37

     (b)  Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The Board of Directors reserved 400,000 shares of common stock for issuance under the 2000 ESPP. According to the Plan, commencing in 2001 and continuing through and including January 1, 2009, the aggregate number of shares of common stock subject to the ESPP will be increased by 3% of the lesser of the total number of shares of common stock outstanding on each January 1, or the total number of shares outstanding as of the effective date of the ESPP. The Board of Directors of the Company may designate a smaller number of shares to be added to the share reserve. As a result, an additional 1,402,037 shares of common stock were reserved in January 2001, January 2002 and January 2003, respectively, which represents 3% of the total number of shares outstanding as of the effective date of the ESPP. As a result, the total common shares available for issuance pursuant to the ESPP is 4,606,111. During 2001 employees purchased 291,704 shares at an average price of $1.01 per share. During 2002 employees purchased an aggregate of 745,140 shares at an average price of $0.765 per share. In February and August 2003 employees purchased an aggregate of 561,479 shares and 398,667 shares, respectively, at an average price of $0.82 per share and $0.86 per share, respectively. At December 31, 2003, 2,609,121 shares were reserved for future issuance. At December 31, 2003 approximately $328,000 in payroll deductions were withheld from employees for future purchases under the plan. On February 13, 2004 employees purchased 281,752 shares at an average price of $1.99 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

     (c)  Stock Purchase Warrants

     In January 1999, in connection with obtaining a $3.0 million loan, the Company issued warrants to purchase 86,538 shares of Series C preferred stock. The warrants were exercisable at $1.04 per share. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants, which expire on July 24, 2005, were converted into warrants to purchase 57,692 shares of common stock at $1.56 per share. The fair value of the warrants was $75,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 10 years. The fair value of the warrants was included in interest expense over the term of the agreement. In January 2003, one of the warrant holders notified the Company of its intent to utilize the net exercise feature of this warrant. Accordingly, the warrant holder utilized 50,769 shares of the warrant and the Company issued 28,176 shares of common stock.

     In September 1999, in connection with obtaining a $1.5 million loan, the Company issued warrants to purchase 15,026 shares of Series D Preferred stock. The warrants were exercisable at $3.00 per share. Upon completion of the Company’s initial public offering on July 28, 2000, the warrants, which expire on September 29, 2004, were converted into warrants to purchase 10,017 shares of common stock at $4.50 per share. The fair value of the warrants was $105,000, as determined using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 75% volatility, risk-free interest rate of 6% and a term of 5 years. The fair value of the warrants was scheduled to be included in interest expense over the term of the agreement. As indicated in note 6 this loan was paid in full in November 2001 and accordingly, the remaining interest expense associated with this warrant was recognized at that time.

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

     At December 31, 2003, the Company had total warrants outstanding to purchase 29,744 shares of common stock at a weighted-average exercise price of $4.72 per share. At December 31, 2002 and 2001, the Company had total warrants outstanding to purchase 652,790 shares of common stock at a weighted-average exercise price of $7.35.

(9) NOTE RECEIVABLE FROM OFFICER FOR STOCK

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

(10) COMMITMENTS AND CONTINGENCIES

     (a)  Operating Leases

     The Company leases office facilities under operating lease agreements that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers or directors of the Company. Rent expense related to related party leases was $1,053,324, $1,033,953 and $972,780 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments are as follows (in thousands):

		Portion
		attributable
		to related
	Total	parties

2004	$2,438	$879
2005	2,002	900
2006	1,064	921
2007	882	845
2008	817	817
Thereafter	629	629

Total future minimum lease payments	$7,832	$4,991

     Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,439,561, $1,377,057, and $1,751,013, respectively. As part of the restructuring described in note 12 the Company has subleased all closed facilities, each of which have leases that expire at various dates. Future minimum sublease receivables for the subleased facilities, as of December 31, 2003, approximate $1.8 million that will be received through September 2005. Future minimum sublease receivables for each of the years subsequent to December 31, 2003 are as follows (in thousands): 2004—$1,091; 2005—$683. The future minimum sublease receivables have been factored into any adjustments the Company has made to the restructuring reserve for each specific office.

     (b)  Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of December 31, 2003 was approximately $26.3 million to be expended through 2005. Commitments for bandwidth usage and telephony services for each of the years subsequent to December 31, 2003 are as follows (in thousands): 2004—$16,638; 2005—$9,661. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     The Company has made a commitment to its primary conferencing bridge provider for the purchase of equipment. The total commitment as of December 31, 2003 was approximately $6.4 million to be expended through 2005. See note 15.

     (c)  Employment Contracts

     In February 2003 the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at December 31, 2003, $3.2 million of cash compensation, net of the cancellation below, will become payable in the future upon the achievement of certain financial or product-based milestones or, in the Board’s discretion, upon a change in control of the Company. $0.7 million relates to product-based milestones that must be achieved before February 19, 2006. $2.5 million relates to financial milestones that must be achieved before February 19, 2007. In March 2004, a product-based milestone was achieved and accordingly, the Company paid $200,000 pursuant to this commitment and accelerated the vesting on 100,000 shares of common stock.

     In October 2003 the Company’s President and Chief Executive Officer entered into a separation agreement to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. In addition, 200,000 shares of common stock associated with the Executive Performance-Based Compensation

Arrangement were subject to forfeiture and were cancelled as of December 31, 2003, which triggered the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, the cash compensation commitment associated with the Executive Performance-Based Compensation Arrangement was reduced by $1.5 million as of December 31, 2003.

     In January 2004, the Company entered into an employment agreement with its new President and Chief Executive Officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $290,000.

     In addition, the Company has a letter agreement with two of its executive officers, which would require the Company to pay $0.2 million if the executive officers were terminated under certain conditions set forth in the agreement.

     (d)  Litigation

     From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. On August 19, 2003, Edisync Systems LLC, a Colorado-based limited liability company, filed a lawsuit against the Company and some of its competitors in the United States District Court for the District of Colorado alleging patent infringement. In the third quarter of 2003, the Company believed that an estimated loss of $0.3 million was probable, and accordingly accrued for such costs as of September 30, 2003. On December 18, 2003, the Company entered into a settlement agreement with the plaintiff, which required the Company to pay $0.3 million, half of which was paid in the fourth quarter of 2003 with the remainder paid in the first quarter of 2004. This expense has been recorded in general and administrative expenses in the accompanying statement of operations for 2003. The Company is currently not party to any other material legal proceedings.

(11) EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. The Company did not make a discretionary employer matching or profit sharing contribution to the plan in 2003, 2002 or 2001.

(12) RESTRUCTURING RESERVES

     The Company recorded charges totaling $0.8 million in the first quarter of 2001 for restructuring activities. The Company’s restructuring activities included workforce reductions, the sale or other disposition of assets, contract cancellations and the closure of several remote sales offices. In addition, as described in note 13, the Company incurred contract termination expenses of $1.8 million in the first quarter of 2001. In the second quarter of 2001, the Company incurred severance charges of $0.1 million and recorded a favorable restructuring reserve adjustment of $1.4 million primarily due to successfully subleasing several remote offices with terms more favorable than originally anticipated and also consummating an early termination settlement of a software contract. In the third quarter of 2001, the Company recorded a net restructuring charge of $0.3 million which consisted of a $0.5 million charge to close two remote sales offices, additional charges associated with offices that remained vacant and a $0.2 million favorable restructuring adjustment as a result of successfully terminating two facility lease commitments on terms more favorable than expected. In the fourth quarter of 2001 and in the first and second quarters of 2002, the Company recorded a restructuring charge of $0.1, $0.2 and $0.4 million, respectively, to record additional charges associated with offices that remained vacant while the Company continued its attempts to sublease these facilities.

     Restructuring reserves and activity for 2001, 2002 and 2003 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2001	Adjustments	Payments	December 31, 2001

Consulting fees	$155	$—	$(155)	$—
Contract cancellation charges	819	(546)	(273)	—
Lease obligations, net of estimated sublease income	3,390	(579)	(1,235)	1,576

Totals	$4,364	$(1,125)	$(1,663)	$1,576

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2002	Adjustments	Payments	December 31, 2002

Lease obligations, net of estimated sublease income	$1,576	$584	$(1,135)	$1,025

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2003	Adjustments	Payments	December 31, 2003

Lease obligations, net of estimated sublease income	$1,025	$—	$(560)	$465

     At December 31, 2003, the Company’s restructuring reserves totaled $0.5 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. Future minimum sublease receivables for all subleased facilities, as of December 31, 2003, approximate $1.8 million that are scheduled to be received through September 2005. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company monitors and adjusts, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At December 31, 2003 all offices included in the restructuring reserve have been subleased and the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments.

(13) CONTRACT TERMINATION EXPENSES

     On March 30, 2001, the Company agreed to terminate a software license agreement. In connection with the termination, the Company incurred a charge of approximately $1.8 million in the first quarter of 2001, primarily related to the unamortized cost of the software license. Part of the consideration given by the Company to terminate the license agreement was the return of an investment in the software company’s common stock, which resulted in the recognition of an additional realized loss of $1.2 million on the investment in March 2001. The loss on the sale of common stock is reflected in the 2001 Consolidated Statement of Operations in other income (expense).

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

     In the fourth quarter of 2002, the Company identified, and removed from service, equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. The Company completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, the Company recorded an impairment loss of $186,000 in the fourth quarter of 2002.

(15) RELATED PARTY TRANSACTIONS

     In the third quarter of 2003 the Company sold a software license to the Company’s primary hardware vendor (Voyant Technologies, Inc.) in the amount of $4.0 million, $1.1 million of which was recognized as revenue in the third quarter of 2003 and $2.9 million of which was recognized as revenue in the fourth quarter of 2003. The Company also entered into an agreement with the same vendor to purchase approximately $10.3 million in equipment to be expended through December 31, 2005. At the time of the transaction the vendor was a privately held company and shared a common board member with the Company. On January 6, 2004, Polycom, Inc., a publicly traded company, acquired Voyant Technologies, Inc. and the common board member relationship ceased.

     For the years ended December 31, 2003, 2002 and 2001, the Company paid consulting fees and commissions in the amount of $176,000, $60,000 and $84,000, respectively, to 2Com Communications, LLC, an entity controlled by the brother-in-law of the Company’s current Chairman of the Board and former president and chief executive officer.

(16) SIGNIFICANT CUSTOMERS AND SUPPLIERS

     For the year ended December 31, 2003, the Company did not have significant concentrations with respect to sales or accounts receivable. A significant concentration is represented by sales or accounts receivable equal to or greater than 10% or the Company’s total sales or accounts receivable for the year. In 2002, Qwest Communications International, Inc. (Qwest) accounted for 14.3% of total revenue. The receivable due from Qwest at December 31, 2002, all of which was current, was approximately $2.5 million or 25.2% of the Company’s total accounts receivable balance. In 2001, the Company did not have significant concentrations with respect to sales or accounts receivable.

     The Company purchases key components of its telephony technology platform from a single supplier. These components form the basis of the Company’s audio conferencing services. See note 15. In 2003, 2002 and 2001, the Company purchased $5.7 million, $3.6 million and $2.6 million, respectively, in equipment and services from this supplier.

(17) VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts for each of the three years ended December 31, 2003 is detailed below (in thousands):

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year

Year ended December 31, 2003:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$850	371	(921)	300
Deferred tax asset valuation allowance	48,228	—	(1,235)	46,993
Year ended December 31, 2002:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	775	464	(389)	850
Deferred tax asset valuation allowance	46,927	1,301	—	48,228
Year ended December 31, 2001:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	765	1,014	(1,004)	775
Deferred tax asset valuation allowance	36,498	10,429	—	46,927

(18) SUBSEQUENT EVENT

     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as President and Chief Executive Officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant for 2.0 million shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock which vest as follows: 50,000 shares are immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.

2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.

2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc. 4.1 Reference is made to Exhibits 3.1 and 3.2.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.

10.1(1)	2000 Equity Incentive Plan.

10.2(1)	2000 Employee Stock Purchase Plan.

10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.

10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.

10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.

10.13(1)	.. 10.13(1) Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.

10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.

10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian. 10.16.1(5) Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

10.18	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

10.20(1)+	Shareholders Agreement, dated June 9, 2000, between the Registrant and Evoke Communications B.V.

10.21(1)+	License and Services Agreement, dated June 21, 2000, between the Registrant and Evoke Communications B.V.

10.24(2)	Amendment to Evoke Communications, B.V. Shareholders Agreement, dated October 1, 2000, between Registrant and @viso Limited.

10.26(7)	Executive Performance-Based Compensation Arrangement

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Confidential treatment granted with respect to portions of these exhibits.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

(3)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.

(4)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.

(5)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.

(6)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.

(b) Reports on Form 8-K.

On October 22, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended September 30, 2003.

On January 29, 2004, we filed a Form 8-K furnishing under Item 5 announcing the appointment of Donald F. Detampel, Jr. as our President and Chief Executive Officer.

On February 18, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter and year ended December 31, 2003.