Form 10-Q
period 2004-03-31
RAINDANCE COMMUNICATIONS INC
filed 2004-05-10
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	54,521,947 as of April 30, 2004.

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

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$40,160	$39,607
Accounts receivable, net of allowance for doubtful accounts of $300	10,806	8,958
Due from affiliate	86	86
Prepaid expenses and other current assets	1,386	1,679
Due from employees	15	14

Total current assets	52,453	50,344
Property and equipment, net	24,030	25,752
Goodwill	45,587	45,587
Due from employees	2	2
Other assets	855	872

Total Assets	$122,927	$122,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,977	$7,598
Current portion of long-term debt	2,126	1,314
Accrued expenses	205	573
Accrued compensation	1,766	2,694
Accrued severance obligation	531	596
Current portion of restructuring reserve	287	278
Deferred revenue	196	112

Total current liabilities	14,088	13,165
Long-term debt, less current portion	87	1,227
Restructuring reserve, less current portion	114	187
Other	56	56

Total Liabilities	14,345	14,635

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 54,477,408 and 53,784,427 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	82	81
Additional paid-in capital	280,101	278,440
Deferred stock-based compensation	(2,544)	(2,247)
Accumulated deficit	(169,057)	(168,352)

Total Stockholders’ Equity	108,582	107,922

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$122,927	$122,557

See accompanying notes to condensed consolidated financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue	$19,582	$15,438
Cost of revenue (exclusive of stock-based compensation expense of $2 and $30, respectively, shown below)	8,556	6,476

Gross profit	11,026	8,962

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $11 and $69, respectively, shown below)	6,500	4,463
Research and development (exclusive of stock-based compensation expense of $50 and $181, respectively, shown below)	2,726	1,697
General and administrative, (exclusive of stock-based compensation expense of $550 and $501, respectively, shown below)	1,909	1,676
Stock-based compensation expense	613	781

Total operating expenses	11,748	8,617

Income (loss) from operations	(722)	345
Other income (expense), net	17	(5)

Net income (loss)	$(705)	$340

Net income (loss) per share:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding:
Basic	53,548	52,557

Diluted	53,548	53,930

See accompanying notes to condensed consolidated financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(705)	$340
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,747	2,632
Stock-based compensation	613	781
Other	17	15
Changes in operating assets and liabilities:
Accounts receivable	(1,847)	(468)
Prepaid expenses and other current assets	(73)	(523)
Other assets	80	(13)
Accounts payable and accrued expenses	(198)	(305)
Deferred revenue	84	38

Net cash provided by operating activities	718	2,497

Cash flows from investing activities:
Purchase of property and equipment	(613)	(1,707)
Proceeds from disposition of equipment	—	10
Change in restricted cash	23	164

Net cash used by investing activities	(590)	(1,533)

Cash flows from financing activities:
Proceeds from issuance of common stock	753	476
Payments on debt	(328)	(301)

Net cash provided by financing activities	425	175

Increase in cash and cash equivalents	553	1,139
Cash and cash equivalents at beginning of period	39,607	31,699

Cash and cash equivalents at end of period	$40,160	$32,838

Supplemental cash flow information — interest paid in cash	$26	$79

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$540	$1,097

See accompanying notes to condensed consolidated financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

          Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides business communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, which was released in March 2004, allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.

          The accompanying condensed consolidated financial statements include the accounts of Raindance Communications and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

          The accompanying condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2003 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed consolidated statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 12, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable tangible and all intangible assets, the valuation allowance for deferred tax assets and restructuring charges and reserves.

          Certain prior period balances have been reclassified to conform to the current period presentation.

(b)	Cash and Cash Equivalents

          Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at March 31, 2004 consist of money market accounts at three financial institutions.

(c)	Restricted Cash

          Included in other assets at March 31, 2004 and 2003 is $0.3 million and $0.4 million, respectively, in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

6.

(d)	Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in operations in the period realized.

(e)	Goodwill

          The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” With regard to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead be reviewed for impairment on an on-going basis. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed, as of March 31, 2004, the annual reassessment and impairment test, which indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. There can be no assurances that the Company’s goodwill will not be impaired in the future.

(f)	Fair Value of Financial Instruments and Concentrations of Credit Risk

          The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflect market rates and terms, the fair values of these instruments approximate carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of revenue in the first quarter of 2004, however, one customer represented 10% of the Company’s accounts receivable. The receivable due from Qwest Communications International, Inc (Qwest) at March 31, 2004 was $1.1 million.

(g)	Revenue Recognition

          Revenue for the Company’s Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, the Company charges customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. The Company recognizes usage revenue from its Reservationless Conferencing service in the period the call or simulcast of the call is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

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

          Revenue for the Company’s Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

          Revenue for the Company’s Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, the Company charges customers a fee for additional services such as call taping, digital

7.

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

(h)	Software Development Costs and Research and Development

          Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in SFAS 86, “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on a straight-line basis over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003, the Company changed its accounting treatment of costs associated with the development of its next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with its next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization of the capitalized costs of its next-generation service in March 2004.

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

The following table sets forth the calculation of net income (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$(705)	$340

Common shares outstanding:
Historical common shares outstanding at beginning of period	53,234	51,896
Weighted average common shares issued during period	314	661

Weighted average common shares at end of period — basic	53,548	52,557
Effect of potential common shares	—	1,373

Weighted average common shares at end of period — diluted	53,548	53,930

Net income (loss) per share – basic	$(0.01)	$0.01

Net income (loss) per share – diluted	$(0.01)	$0.01

8.

          For the three months ended March 31, 2004 and 2003, 675,000 and 750,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 3) and, if applicable, have been included in diluted earnings per share.

          The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 because their effect would have been antidilutive:

	As of March 31,
	2004	2003
Shares issuable under stock options	4,927,787	5,524,992
Shares issuable pursuant to warrants	20,017	20,017

(j)	Stock-Based Compensation

          The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price, which is the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation,” entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

          Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired un-exercisable; (c) the intrinsic value of restricted stock awards to employees and directors, and (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC.

          The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$(705)	$340
Add: Stock-based employee compensation expense attributable to common stock options included in net income (loss)	60	432
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,592)	(2,321)

Net (loss), as adjusted	$(2,237)	$(1,549)

Income (loss) per share – basic, as reported	$(0.01)	$0.01

Income (loss) per share – diluted, as reported	$(0.01)	$0.01

(Loss) per share – basic, as adjusted	$(0.04)	$(0.03)

(Loss) per share – diluted, as adjusted	$(0.04)	$(0.03)

          The per share weighted-average fair value of stock options granted during the first quarter of 2004 and 2003 was $2.61 and $1.60, respectively, using the Black-Scholes option pricing model. The Company used the following weighted

9.

average assumptions in determining the fair value of options granted during the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Expected Life (years)	5	6
Risk-free interest rate	2.80%	5.00%
Expected volatility	119%	118%
Expected dividend yield	None	None

(2)	DEBT

          On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001 the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement were limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all tangible and intangible assets of the Company and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company was also prohibited from paying any dividends without the bank’s prior written consent. At March 31, 2004, the balance due under this agreement (exclusively related to the term loan) was $1.8 million, all of which was deemed to be current since this loan was paid in full in April 2004. See Note 7 for the subsequent event pertaining to the Company’s revolving line of credit.

          On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At March 31, 2004, the balance due under this agreement is $0.4 million, of which $0.3 million is current.

(3)	COMMON STOCK PLANS

(a)	Stock Options and Restricted Stock

          In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 17,274,814 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At March 31, 2004, there were 3,006,900 shares available for future issuance under the Plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.

          The Company utilizes APB Opinion 25 in accounting for its plans. In the three months ended March 31, 2004, a total of 1,000 shares of restricted stock were granted at less than fair value to members of the Company’s Board of Directors as compensation for board services rendered to the Company, resulting in aggregate compensation expense of $2,720. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated if it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones or,

10.

in the Board’s discretion, upon a change in control of the Company. However, the Company’s former President and Chief Executive Officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock, and reduced the Company’s cash compensation commitment by $1.5 million.

          On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as President and Chief Executive Officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares are immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period.

          Stock option activity in the Company’s 2000 Equity Incentive Plan during the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004		2003
	Number of	Weighted-average	Number of	Weighted-average
	Shares	exercise price	Shares	exercise price
Balance, beginning of period	9,065,887	$3.09	8,229,267	$3.39
Granted at fair value	371,795	2.96	862,300	1.84
Granted at greater than fair value	2,000,000	3.28	—	—
Exercised	(127,415)	1.48	(10,408)	1.48
Cancelled	(248,821)	3.10	(118,427)	5.10

Balance, end of period	11,061,446	3.14	8,962,732	3.22

          The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at March 31, 2004:

	Options outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price
$ 0.15 — 1.56	1,974,050	6.4	$1.11	1,599,171	$1.09
1.63 — 2.56	2,049,567	7.7	2.19	1,263,262	2.30
2.57 — 3.00	1,851,112	9.0	2.69	446,478	2.71
3.01 — 3.28	2,221,208	9.7	3.26	98,693	3.13
3.30 — 3.49	1,267,503	8.1	3.48	774,669	3.48
3.51 — 10.80	1,698,006	6.8	6.70	1,376,769	7.14

	11,061,446	8.0	3.14	5,559,042	3.36

          In addition, the Company has sold or granted for services rendered to employees, directors and consultants an aggregate of 1,453,399 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share, which amount includes the 550,000 shares granted pursuant to the Executive Performance-Based Compensation Arrangement, net of 200,000 shares granted under the Executive Performance-Based Compensation Arrangement that were forfeited effective December 31, 2003 in connection with the employment termination of the Company’s former President and Chief Executive Officer, and 275,000 shares granted to our current President and Chief Executive Officer.

          Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have

11.

been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options will be granted under the assumed plans. 7,814 shares were exercised in the assumed plans during the three months ended March 31, 2004 and 162,020 options remain outstanding.

          The following table summarizes information about stock options outstanding under the Company’s assumed plans at March 31, 2004:

	Options outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price
$ 0.72 — 2.72	41,706	4.9	$1.31	41,706	$1.31
3.92 — 3.92	100,563	5.8	3.92	100,563	3.92
6.08 — 6.08	19,751	5.9	6.08	19,751	6.08

	162,020	5.6	3.51	162,020	3.51

(b)	Employee Stock Purchase Plan

          In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP are 6,008,148, including shares reserved pursuant to the plan’s evergreen provision. In February 2004, 281,752 shares were purchased by employees at an average price of $1.99 per share. At March 31, 2004, 3,729,406 shares were reserved for future issuance. At March 31, 2004 approximately $101,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.99 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

(4)	RESTRUCTURING

          Restructuring reserves and activity for the first three months of 2004 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2003	Adjustments	Payments	March 31, 2004
Lease obligations, net of anticipated sublease income	$465	$—	$(64)	$401

          At March 31, 2004, the Company’s restructuring reserves totaled $0.4 million, of which $0.3 million is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At March 31, 2004 all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. Future minimum sublease receivables for all subleased facilities, as of March 31, 2004, approximate $1.5 million, which are scheduled to be received through September 2005.

12.

(5)	COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

          The Company leases office facilities under various operating leases that expire through 2009. Two of the office facilities are leased from entities that are controlled by executive officers or directors of the Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $7.2 million at March 31, 2004.

(b)	Purchase Commitments

          The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of March 31, 2004 was approximately $24.1 million to be expended through March 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

          The Company has made a commitment to its primary conferencing bridge provider for the purchase of equipment. This commitment was contingent on certain functionality being available in the conferencing bridges by May 12, 2004. The Company has notified the conferencing bridge provider that it may terminate all commitments in the event the required functionality is not available by May 12, 2004. The total commitment, exclusive of any potential termination or reduction, as of March 31, 2004 was approximately $6.4 million to be expended through 2005.

(c)	Employment Contracts

          In February 2003 the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at March 31, 2004, $3.0 million of cash compensation will become payable in the future upon the achievement of certain financial or product-based milestones or, in the Board’s discretion, upon a change in control of the Company. $0.5 million relates to product-based milestones that must be achieved before February 19, 2006. $2.5 million relates to financial milestones that must be achieved before February 19, 2007. In March 2004, a product-based milestone was achieved and accordingly, the Company paid $200,000 pursuant to this commitment and accelerated the vesting on 100,000 shares of common stock.

          In January 2004, the Company entered into an employment agreement with its new President and Chief Executive Officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $0.3 million.

          In addition, the Company has a letter agreement with two of its executive officers, which would require the Company to pay $0.2 million if the executive officers were terminated under certain conditions set forth in the agreement.

(d)	Severance

          In October 2003 the Company’s former President and Chief Executive Officer entered into a separation agreement to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. The unpaid severance commitment at March 31, 2004 is $0.5 million.

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

13.

(6)	CUSTOMER CONCENTRATION

          In the three months ended March 31, 2004, no single customer accounted for greater than 10% of the Company’s total revenue. At March 31, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.1 million or 10.0% of the Company’s total accounts receivable balance at such date.

(7)	SUBSEQUENT EVENTS

          In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 1/2% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent.

          In April 2004, the Company announced a search for an Executive Vice President of Sales. The Company’s current Senior Vice President of Sales is expected to leave the Company and, as a result, the Company expects to record a stock compensation charge related to the unrecognized deferred stock-based compensation that relates to certain shares of restricted stock. Should the cessation of the provision of services to the Company occur in the second quarter of 2004, the Company will record additional stock compensation expense of $930,000 in the second quarter.

14.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 12, 2004. You should also read this analysis in conjunction with our condensed consolidated financial statements and related notes that begin on page 3.

          Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials.

Overview

          We provide remote communication services for everyday business meetings and events. Virtually all of our communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Reserverationless Conferencing, Web Conferencing Pro, Raindance Meeting Edition, Operator Assisted Conferencing and Unlimited Conferencing. Reservationless Conferencing provides for automated reservationless audio conferencing with simple web controls and presentation tools. Web Conferencing Pro allows users to integrate reservationless automated audio conferencing with advanced web interactive tools over the web such as application sharing, web touring and online whiteboarding. Raindance Meeting Edition, which was released in March 2004, is our next-generation communication service that integrates audio, web and multi-point desktop video technology into one multi-media conferencing solution. Operator Assisted Conferencing provides customers with operator assistance during high profile conferencing events and additional services such as call taping, digital replay and transcription, which we often bundle with our Web Conferencing Pro service. Unlimited Conferencing offers unlimited local toll access to our reservationless conferencing service for a fixed monthly rate. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users.

          As of March 31, 2004, we had an accumulated deficit of $169.1 million. Our net loss was $0.7 million and our net income was $0.3 million for the quarters ended March 31, 2004 and 2003, respectively. Although we had achieved quarterly net income for five consecutive quarters as of December 31, 2003, we incurred a net loss in the quarter ended March 31, 2004 and we expect to continue to incur net losses in subsequent quarters, particularly due to an anticipated increase in sales and marketing expenditures to support Raindance Meeting Edition. We also expect that our research and development costs will increase in 2004 due to a change in accounting treatment of our software development costs, which will also contribute to net losses in the future. We anticipate that our stock-based compensation expense will increase significantly due to proposed changes in accounting rules and regulations, further contributing to net losses.

          While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. In addition, opportunities to license our software have arisen infrequently and are difficult to predict, and currently we do not anticipate any significant software license revenue in 2004. As a result, the impact this revenue has had on our business and financial results in the past is not consistent and should not be relied upon as indicative of our future performance. In the quarter ended March 31, 2004, 8.1% of our revenue was non-usage based as compared to 9.0% in the quarter ended March 31, 2003. We expect our non-usage based revenue to approximate 7.0% to 9.0% of our total revenue in the second quarter of 2004.

15.

          The following describes how we recognize revenue for the services we offer:

•	Reservationless Conferencing Revenue. Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if we do not have vendor specific objective evidence for all undelivered elements.

•	Raindance Meeting Edition. Revenue for our Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. We recognize usage revenue from our Raindance Meeting Edition services in the period the meeting is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Operator Assisted Revenue. Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

•	Unlimited Conferencing. Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue in full each month.

          Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of Reservationless Conferencing and Web Conferencing Pro or Raindance Meeting Edition revenue will affect our gross profit as our cost of revenue is typically higher on our Reservationless Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure and increase our capacity; however, we expect capital expenditures in 2004 to be lower than the capital expenditures in 2003 due to the investments that we have made associated with the release of Raindance Meeting Edition that we do not expect to recur in 2004. We expect our cost of revenue to increase in 2004 primarily due to an increase in variable costs as a result of an increase in revenue. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our revenue projections through the end of 2004.

          We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives in 2004 to support our services and primarily our recent release of Raindance Meeting Edition.

16.

          We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million and $0.4 million of internally developed software in the first quarters of 2004 and 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in 2004; however, we expect to see a decrease in capitalized costs in 2004 as compared to 2003 because we will no longer capitalize costs associated with Raindance Meeting Edition. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in absolute dollars in 2004.

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

          Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended March 31, 2004 and the three months ended March 31, 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. We also expensed $0.6 million and $0.8 million related to stock-based compensation in the quarters ended March 31, 2004 and 2003, respectively. The $0.9 million of deferred stock-based compensation for the three months ended March 31, 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The $1.2 million of the deferred stock-based compensation for the three months ended March 31, 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In April 2004, we announced a search for an Executive Vice President of Sales. Our current Senior Vice President of Sales, Carolyn Bradfield, is expected to leave the Company and, as a result, we expect to record a stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. Should the cessation of the provision of services to us occur in the second quarter of 2004, we will record additional stock-based compensation expense of $930,000 in the second quarter. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Taking into account the forfeiture upon his termination of 200,000 shares of restricted stock issued to our former President and Chief Executive Officer, assuming that no additional shares of the restricted stock granted under our Executive Performance-Based Compensation Arrangement will be forfeited, taking into account the recording of approximately $0.9 million of deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer and assuming we will record the remaining deferred stock-based compensation

17.

associated with our Senior Vice President of Sales’ cessation of the provision of services in the second quarter of 2004, we expect to incur stock-based compensation expense of approximately $1.6 million in the remainder of 2004, $0.4 million in 2005, $0.3 million in 2006, and $0.1 million in both 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees and members of our Board of Directors under our equity plans through March 31, 2004.

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

          The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(705)	$340
Add: depreciation, amortization and other income (expense), net	2,730	2,636
Add: stock-based compensation expense	613	781

Adjusted EBITDA	$2,638	$3,757

          Although we had achieved quarterly net income for five consecutive quarters as of December 31, 2003, we recorded a net loss in the quarter ended March 31, 2004, partially due to the anticipated increase in sales and marketing expenditures to support the release of Raindance Meeting Edition. Our research and development costs also increased in the first quarter of 2004 due to a change in accounting treatment of our software development costs, which will also contribute to net losses in the future. Additionally, our cost of revenue increased in 2004 primarily due to an increase in variable costs as a result of an increase in revenue. For the three months ended March 31, 2004, as compared with the three months ended March 31, 2003, our net income decreased by $1.0 million, resulting in a $0.7 million net loss for the current quarter. For the three months ended March 31, 2004, as compared with the three months ended March 31, 2003, adjusted EBITDA decreased by $1.1 million.

          Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with GAAP. We believe that adjusted EBITDA is a useful performance metric for our investors and is a measure of operating performance and liquidity that is commonly reported and widely used by financial and industry analysts, investors and other interested parties because it eliminates significant non-cash charges to earnings. In addition, many sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant articulated in our credit agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

          The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash provided by operations was $0.7 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively; net cash used by investing activities was $0.6 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively; net cash provided by financing activities was $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

18.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

          Revenue. Total revenue increased by $4.2 million to $19.6 million for the three months ended March 31, 2004 from $15.4 million for the three months ended March 31, 2003. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service. Total minutes attributable to our usage-based services were 201.0 million and 139.1 million for the three months ended March 31, 2004 and 2003, respectively, which represents a 44.5% increase in minutes quarter over quarter. Usage-based revenue increased by 28.1% in the first quarter of 2004 from the first quarter of 2003, which indicates that our average price per usage based minute declined by approximately 11.4% or .0115 cents per minute quarter over quarter. We expect this trend to continue in the foreseeable future, however, we have seen pricing pressure at a reduced rate early in 2004 as compared to early 2003, and therefore have lowered our per usage based minute prices at a reduced rate as compared to the same period during the prior year.

          Cost of Revenue. Cost of revenue increased $2.1 million to $8.6 million for the three months ended March 31, 2004 from $6.5 million for the three months ended March 31, 2003. Telecommunications costs increased $1.4 million for the quarter ended March 31, 2004 over the quarter ended March 31, 2003 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by volume discounts received from our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $0.5 million for the quarter ended March 31, 2004 over the quarter ended March 31, 2003 due to additional hardware and software being placed into service in 2003, partially offset by allocated depreciation due to decreased headcount over the same period in the previous quarter. Salaries expense decreased $0.1 million due to decreased headcount in the quarter ended March 31, 2004 from the quarter ended March 31, 2003. Maintenance and repairs expense decreased $0.1 million for the three months ended March 31, 2004 from the three months ended March 31, 2003 as more favorable pricing was negotiated on support contracts associated with the additional hardware and software placed into service in the latter half of 2003. Conversely, expenses associated with our Operator Assisted Conferencing service increased $0.3 million in the current quarter, which coincides with our growth in revenue from this service. The primary positive drivers that affect our gross profit are reductions in our long distance rates and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service.

          Sales and Marketing. Sales and marketing expense increased $2.0 million to $6.5 million for the three months ended March 31, 2004 from $4.5 million for the three months ended March 31, 2003. Commissions and bonus expense increased $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 in connection with an increase in revenues in the current quarter. Personnel and payroll related expenses increased $0.5 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to increased headcount in the first quarter of 2004 as compared to 2003. Expenses related to lead generation, market research, and promotion increased $0.2 million, $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to an overall increase in marketing initiatives, some of which directly relate to the release of Raindance Meeting Edition in March 2004. Additionally, outside service expense increased $1.1 million in the current quarter over the same quarter in the previous year due to consulting services utilized in connection with the release of Raindance Meeting Edition. Offsetting these increases, depreciation expense decreased $0.3 million for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003 primarily due to a change in the methodology used to allocate depreciation between departments.

          Research and Development. Research and development expense increased $1.0 million to $2.7 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. Personnel and payroll related expenses increased $0.5 million for the three months ended March 31, 2004 over the three months ended March 31, 2003 due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86, and as a result, we expect personnel and payroll related expenses and outside services expense to increase in 2004 as compared to 2003. Accordingly, outside services increased $0.6 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. There was a slight

19.

variance in other expenses; including a $0.1 million decrease in depreciation expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

          General and Administrative. General and administrative expense increased $0.2 million to $1.9 million for the three months ended March 31, 2004 as compared to $1.7 million for the three months ended March 31, 2003. Outside services expense increased $0.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 as a result of consultants we engaged to assist us with our Sarbanes-Oxley compliance. There were slight fluctuations in other expenses, including personnel and payroll related expenses, various tax related expenses and allocated depreciation expense.

          Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.2 million to $0.6 million for the three months ended March 31, 2004 from $0.8 million for the three months ended March 31, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over vesting periods, which generally are four years. During the three months ended March 31, 2004 and the three months ended March 31, 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. We also expensed $0.6 million and $0.8 million related to stock-based compensation in the quarters ended March 31, 2004 and 2003, respectively. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The $1.2 million of the deferred stock-based compensation recorded in the first quarter of 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In April 2004, we announced a search for an Executive Vice President of Sales. Our current Senior Vice President of Sales, Carolyn Bradfield, is expected to leave the Company and as a result we expect to record a stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. Should the cessation of the provision of services to us occur in the second quarter of 2004, we will record additional stock-based compensation expense of $930,000 in the second quarter.

          Other Income (Expense). Interest income remained consistent at $0.1 million for the three months ended March 31, 2004 and 2003, respectively. Interest expense decreased slightly for the three months ended March 31, 2004 from $0.1 million for the three months March 31, 2003 due to the refinancing of our outstanding term loan with a lower interest rate and a decreasing principal balance on which interest is calculated.

Liquidity and Capital Resources

          As of March 31, 2004, cash and cash equivalents were $40.2 million, an increase of $0.6 million compared with cash and cash equivalents of $39.6 held as of December 31, 2003.

20.

          Net cash provided by operations was $0.7 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. Cash provided by operations decreased significantly for the first three months of 2004 as compared to the first three months of 2003 primarily due to a net loss of $0.7 million for the three months ended March 31, 2004 as compared to net income of $0.3 million for the three months ended March 31, 2003. The decrease is also explained by an increase in accounts receivable and decreases in accrued compensation and accrued expenses, partially offset by a decrease in prepaid expenses and an increase in accounts payable.

          Net cash used by investing activities was $0.6 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. Net cash used by investing activities in the first quarter of 2004 and 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity. Overall, we expect capital expenditures to decrease in 2004 over 2003 due to capital expenditures in 2003 in anticipation of our release of Raindance Meeting Edition.

          Net cash provided by financing activities was $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. Cash provided by financing activities in the first quarter of 2004 and 2003 was primarily due to cash proceeds from the exercise of common stock options and employee stock purchase plan purchases offset by debt service payments.

          As of March 31, 2004, we had approximately $2.2 million in total debt obligations outstanding, of which approximately $2.1 million was current.

          Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all of our tangible and intangible assets and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We were also prohibited from paying any dividends without the bank’s prior written consent. At March 31, 2004, the balance due under this agreement was approximately $1.8 million, all of which was deemed to be current as this loan was paid in full in April 2004. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At March 31, 2004, the balance due under this agreement was $0.4 million, of which $0.3 million was current. In April 2004, we entered into a credit agreement with another bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 1/2% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent.

          We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

          We have generated positive cash flows from operations for ten consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. However, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the release of Raindance Meeting Edition in March 2004 and an increase in research and development expenses. Looking ahead, we currently expect our debt service payments to increase in 2004 as compared to 2003 primarily due to the early retirement of our term loan and we expect capital expenditures to decrease in 2004 as compared to 2003. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate what impact this will have in 2004.

21.

          We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue in the first quarter of 2004. At March 31, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.1 million or 10.0% of the Company’s total accounts receivable balance at such date. Our five largest customers represented $5.3 million or 27.0% of our total first quarter 2004 revenue and also represented $2.9 million or 25.9% of our total March 31, 2004 accounts receivable balance. The sixth through twenty-fifth largest customers represented $2.8 million or 14.1% of our total first quarter 2004 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results. For example, Oracle Corporation, whose purchases accounted for 7.8% of our revenue in the first quarter of 2004, has indicated its intent to discontinue using our services as it will transition to an internal conferencing system in the second quarter.

          As of March 31, 2004, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $24.1 million and will be expended over the next two years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. We have made a commitment to our primary conferencing bridge provider for the purchase of equipment. This commitment was contingent on certain functionality being available in the conferencing bridges by May 12, 2004. We have notified the conferencing bridge provider that we may terminate all commitments under this agreement in the event the required functionality is not available by May 12, 2004. The total commitment, exclusive of any potential termination or reduction, as of March 31, 2004 was approximately $6.4 million to be expended through 2005.

          We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of March 31, 2004, are approximately $7.2 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of March 31, 2004, approximate $1.5 million that we expect to receive through September 2005.

          Our contractual obligations and commitments to make future payments as of March 31, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$2,213	$2,126	$87	$—	$—
Operating leases, exclusive of sublease receivables	7,211	2,322	2,781	1,636	472
Purchase obligations	30,460	16,543	13,917	––	––

Total contractual obligations and commitments	$39,884	$20,991	$16,785	$1,636	$472

          Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See Notes 5(c) and 5(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At March 31, 2004 our total employment-related commitments were approximately $4.0 million.

          We currently anticipate that existing cash resources and our new revolving line of credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twenty-four months. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities, borrow on our revolving line of credit or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

22.

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

          Our critical accounting policies and estimates are included in our Form 10-K, filed on March 12, 2004.

23.

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

          Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $169.1 million from our inception through March 31, 2004 and we expect to have additional net losses in the future. We expect to incur net losses in the near term as we expand our sales force, increase marketing expenditures and continue to invest in research and development efforts in connection with the launch of Raindance Meeting Edition which occurred in March 2004. In addition, our anticipated net losses may increase in the future if existing or future competitors decrease our market share, if price pressure increases, if our next-generation services do not achieve widespread market acceptance or if such services reduce our revenue from our existing services and our revenue from web-related services does not substantially increase, or if the web conferencing market does not rapidly grow. If our net losses in the future increase more than we anticipate, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Accordingly, we must significantly increase our revenue, which may be difficult for us to do.

We have a limited operating history, which makes it difficult to evaluate our business.

          We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We began commercially offering our Reservationless Conferencing service in April 1999, our Web Conferencing Pro service in June 2000, our Operator Assisted Conferencing service in the first quarter of 2003 and Raindance Meeting Edition in March 2004. In January 2001, we restructured our company to focus solely on our web conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed our recent growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

24.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

          As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income and net loss ranged between $1.4 million net income and $0.7 million net loss in the four quarters ended March 31, 2004. Our quarterly revenue ranged between $20.3 million and $16.8 million in the four quarters ended March 31, 2004. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations, as licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the holidays, such as spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

          A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended March 31, 2004, 91.9% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to sustain profitability on a consistent basis or at all, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

          We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 27.0% and 22.7% of our revenue in the quarters ended March 31, 2004 and 2003, respectively. The sixth through twenty-fifth largest customers represented 14.1% of our total first quarter 2004 revenue. These large customers have no obligation to continue to use our services. For example, Oracle Corporation is a large customer of ours, representing 7.8% of our revenue in the first quarter of 2004, and has indicated its intent to discontinue using our services as it will transition to an internal conferencing system in the second quarter of 2004. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our anticipated net losses would increase. We have a receivable due from Qwest Communications International, Inc. at March 31, 2004, which was approximately $1.1 million or 10.0% of the Company’s total accounts receivable balance.

In the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license.

          We recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. The software license fees associated with this license will not recur. As a result, our inability to continue to sell software licenses will result in lower than expected revenue, and negatively impact gross margins and net losses. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any significant software licensing revenue projected beyond 2003. In addition, by licensing software we have created an opportunity for the licensee to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

25.

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

          The prices for our services are subject to rapid and frequent changes. For example, in the twelve month period ended March 31, 2004 the average price per minute for our Reservationless Conferencing service decreased by 10.9%. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and may be required to further reduce our pricing structure in the future, which would negatively affect our revenue, margins and increase our anticipated net losses.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

          Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our Raindance Meeting Edition service and our SwitchTower technology in March 2004; however, we may need to release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors are utilizing less costly resources in China and India to develop their products and services. As a result, our competitors may be able to develop superior products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our anticipated net losses may increase. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

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

          Our Raindance Meeting Edition and other next-generation services may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services in 2004, this service may lose market share due to the vast majority of our resources being expended on our next-generation services. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and net losses.

Competition in the web conferencing services market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

          The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to further reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft acquired Placeware, a competitor of ours, and Cisco Systems acquired Latitude Communications, another competitor of ours. As a result of these acquisitions, Microsoft and Cisco may expend significantly greater resources developing and enhancing conferencing services and/or software

26.

that directly compete with our offerings, and because these companies can leverage widespread use of their product and services by customers to capture market share in the conferencing market, our market share may significantly decline. In addition, some large software companies, such as Oracle and Macromedia, are also providing web conferencing products in addition to their software offerings. These companies may expend significantly greater resources developing, enhancing and marketing their web conferencing products, and as a result, our market share may significantly decline. In addition, Oracle is a large customer of ours and has indicated its intent to discontinue using our services as it will transition to an internal conferencing system in the second quarter of 2004.

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

          For the quarter ended March 31, 2004, 18.3% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, increase our anticipated net losses.

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

27.

We depend on single source suppliers for key components of our infrastructure and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

          We purchase substantially all of our key components of our telephony hardware infrastructure from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these components would cause significant delays and increased costs in providing services to our existing and prospective customers. These components form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In September 2003, we made a commitment to purchase $10.3 million in hardware from this supplier. This commitment was contingent on certain functionality being available in the conferencing bridges by May 12, 2004. We have notified the conferencing bridge provider that we may terminate all commitments in the event the required functionality is not available by May 12, 2004. If we were required to find alternative sources for these components, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results. We also have a limited number of sources for our telephony services, which constitute the transport for our audio conferencing infrastructure, upon which the majority of our services rely. If these suppliers were to terminate or interrupt their services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase.

Our transition to VoIP technology is subject to significant risks, delays and costs.

          We recently announced that we intend to transition some of our long distance telephony traffic onto a VoIP platform. As a result of this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in our services in the past due to the transition to a new service provider and new technologies. For example, our primary bridge conferencing vendor does not expect to have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. As a result of these delays our anticipated net losses may increase. Any interruption in the delivery of our services may cause a loss of revenue and a loss of customers.

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

28.

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

29.

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

30.

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

31.

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

          Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of March 31, 2004 we had approximately $2.5 million in deferred equity-based compensation expense. We expect this expense to be amortized over six years and to negatively impact our earnings during that time. We recorded approximately $0.9 million of this deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer. $1.6 million of this deferred equity-based compensation will be recognized as an expense over the next year as options granted prior to our initial public offering and certain restricted stock grants vest. Options granted to consultants will fluctuate with our stock price, and as a result, the amount of future stock compensation expense related to any unvested portion of such options is difficult to predict. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and our ability to sustain profitability on a consistent basis or at all could be harmed.

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

32.

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

          The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and March 31, 2004 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

33.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          At March 31, 2004, we had long-term debt, including current portion, in the aggregate amount of $2.2 million. The balance due of approximately $1.8 million as of March 31, 2004 under our loan and security agreement was scheduled to be repaid at a fixed interest rate of 5.25% with monthly payments due through January 2006. The balance due under our loan and security agreement was paid in full in April 2004. The balance due of approximately $0.4 million as of March 31, 2004 under our loan agreement with a vendor will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligations related to long-term debt existing as of March 31, 2004, as the interest rates related to such debt are fixed over the terms. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. On January 26, 2004 our previous revolving line of credit matured. In April 2004 we entered into a credit agreement with another bank for a $15.0 million revolving line of credit that bears interest at 1/2% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture which is payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed, which we expect to occur in the second quarter of 2004. We may also decide to make future investments that will subject us to market risk.

Item 4. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure about our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

          Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

34.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

(A.) Exhibits

Exhibit No.	Description
10.18(1)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.

35.

     (B.) Reports on Form 8-K

     On January 29, 2004, we filed a Form 8-K furnishing under Item 5 announcing the appointment of Donald F. Detampel, Jr. as our President and Chief Executive Officer.

     On February 18, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter and year ended December 31, 2003.

     On April 28, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended March 31, 2004.

36.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: May 10, 2004	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

37.

EXHIBIT INDEX

Exhibit No.	Description
10.18(1)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.