Form 10-Q
period 2004-06-30
RAINDANCE COMMUNICATIONS INC
filed 2004-08-09
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	54,594,293 as of July 31, 2004.

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

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$33,202	$39,607
Short-term investment	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $325 and $300 at June 30, 2004 and December 31, 2003, respectively	10,976	8,958
Due from affiliate	78	86
Prepaid expenses and other current assets	1,218	1,679
Due from employees	14	14

Total current assets	50,488	50,344

Property and equipment, net	22,068	25,752
Goodwill	45,587	45,587
Due from employees	2	2
Long-term investment	1,220	—
Other assets	808	872

Total Assets	$120,173	$122,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,100	$7,598
Current portion of long-term debt	346	1,314
Accrued expenses	444	573
Accrued compensation	2,047	2,694
Accrued severance obligation	475	596
Current portion of restructuring reserve	289	278
Deferred revenue	298	112

Total current liabilities	11,999	13,165

Long-term debt, less current portion	—	1,227
Restructuring reserve, less current portion	40	187
Other	56	56

Total Liabilities	12,095	14,635

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 54,581,319 and 53,784,427 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	82	81
Additional paid-in capital	280,146	278,440
Deferred stock-based compensation	(1,219)	(2,247)
Accumulated deficit	(170,931)	(168,352)

Total Stockholders’ Equity	108,078	107,922

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$120,173	$122,557

See accompanying notes to condensed financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$19,328	$16,835	$38,911	$32,274
Cost of revenue:
(exclusive of stock-based compensation expense of $1, $28, $2 and $58, respectively, shown below)	9,045	6,874	17,601	13,351

Gross profit	10,283	9,961	21,310	18,923

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $7, $69, $19 and $138, respectively, shown below)	6,290	4,842	12,790	9,305
Research and development (exclusive of stock-based compensation expense of $19, $191, $69 and $372, respectively, shown below)	2,427	2,020	5,153	3,717
General and administrative (exclusive of stock-based compensation expense of $1,298, $490, $1,848 and $991, respectively, shown below)	2,128	1,741	4,037	3,418
Stock-based compensation expense	1,325	778	1,938	1,559

Total operating expenses	12,170	9,381	23,918	17,999

Income (loss) from operations	(1,887)	580	(2,608)	924
Other income, net	13	33	29	29

Net income (loss)	$(1,874)	$613	$(2,579)	$953

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.05)	$0.02

Diluted	$(0.03)	$0.01	$(0.05)	$0.02

Weighted average number of common shares outstanding:
Basic	53,859	53,273	53,706	52,917

Diluted	53,859	55,001	53,706	54,477

See accompanying notes to condensed financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,579)	$953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,591	5,175
Stock-based compensation	1,938	1,559
Other	40	13
Changes in operating assets and liabilities:
Accounts receivable	(2,018)	(767)
Prepaid expenses and other current assets	(129)	(502)
Other assets	97	(1)
Accounts payable and accrued expenses	(461)	406
Deferred revenue	185	(179)

Net cash provided by operating activities	2,664	6,657

Cash flows from investing activities:
Purchase of property and equipment	(1,488)	(3,482)
Purchase of investments	(6,220)	—
Proceeds from disposition of equipment	14	20
Change in restricted cash	23	164

Net cash used in investing activities	(7,671)	(3,298)

Cash flows from financing activities:
Proceeds from issuance of common stock	797	524
Payments on debt	(2,195)	(544)

Net cash used in financing activities	(1,398)	(20)

Increase (decrease) in cash and cash equivalents	(6,405)	3,339
Cash and cash equivalents at beginning of period	39,607	31,699

Cash and cash equivalents at end of period	$33,202	$35,038

Supplemental cash flow information — interest paid in cash	$58	$88

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$379	$1,323

Debt incurred for purchases of property and equipment	$—	$686

See accompanying notes to condensed financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, which was released in March 2004, allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.

     The accompanying condensed financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2003 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 12, 2004. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

(b) Cash, Cash Equivalents and Investments

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with maturities of three months or less at the date of purchase. Cash equivalents at June 30, 2004 consist of money market accounts at three financial institutions.

     The Company’s investments consist of available-for-sale debt securities whose cost equals fair value and accordingly, there are no unrealized gains or losses.

	June 30, 2004	December 31, 2003
Cost and fair value of available-for-sale debt securities:
Corporate debt	$5,000	$—
Municipal obligations	1,220	—

Total available-for-sale debt securities	$6,220	$—

     The contractual maturities of the available-for-sale debt securities as of June 30, 2004 are as follows:

6.

	Years
	Total	Within 1	Over 1 to 5	Over 5 to 10	Over 10
Corporate debt	$5,000	$5,000	$—	$—	$—
Municipal obligations	1,220	—	—	—	1,220

Total debt securities	$6,220	$5,000	$—	$—	$1,220

(c) Restricted Cash

     Included in other assets at June 30, 2004 and 2003 is $0.3 million in restricted cash. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

(f) Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. In addition, the Company’s available-for-sale debt securities also approximate fair value as the par value does not fluctuate and therefore equals fair value and the interest rate resets to market rate every seven days. Because the interest rates on the Company’s note payable obligation reflects market rates and terms, the fair value of this instrument approximates the carrying amount. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of revenue in the first or second quarter of 2004; however, one customer represented 10.2% of the Company’s accounts receivable at June 30, 2004. The receivable due from Qwest Communications International, Inc. (Qwest) at June 30, 2004 was $1.2 million.

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

7.

Conferencing service in the period the call or simulcast of the call is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

     Revenue for the Company’s Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor-specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if the Company does not have vendor-specific objective evidence for an undelivered element.

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

     Revenue from the Company’s Unlimited Conferencing service is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue each month.

(h) Software Development Costs

     Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in Statement of Financial Accounting Standard No. 86 (SFAS 86), “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized on a straight-line basis over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003, the Company changed its accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization of Raindance Meeting Edition in March 2004.

(i) Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and restricted stock subject to vesting restrictions and is computed using the treasury stock method.

8.

The following table sets forth the calculation of net income (loss) per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,874)	$613	$(2,579)	$953

Common shares outstanding:
Historical common shares outstanding at beginning of period	53,802	53,249	53,234	51,896
Weighted average common shares issued during period	57	24	472	1,021

Weighted average common shares at end of period – basic	53,859	53,273	53,706	52,917
Effect of dilutive common stock options and warrants	—	1,728	—	1,560

Weighted average common shares at end of period – diluted	53,859	55,001	53,706	54,477

Net income (loss) per share – basic	$(0.03)	$0.01	$(0.05)	$0.02

Net income (loss) per share – diluted	$(0.03)	$0.01	$(0.05)	$0.02

     As of June 30, 2004 and 2003, 675,000 and 750,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 3) and, if applicable, have been included in diluted earnings per share.

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shares issuable under stock options	8,265,108	5,251,623	6,803,912	5,311,256
Shares issuable pursuant to warrants	20,017	20,017	20,017	20,017

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

9.

     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,874)	$613	$(2,579)	$953
Add: Stock-based employee compensation expense attributable to common stock options	10	396	70	829
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,597)	(2,019)	(3,188)	(4,340)

Net (loss), as adjusted	$(3,461)	$(1,010)	$(5,697)	$(2,558)

Income (loss) per share – basic, as reported	$(0.03)	$0.01	$(0.05)	$0.02

Income (loss) per share – diluted, as reported	$(0.03)	$0.01	$(0.05)	$0.02

(Loss) per share – basic, as adjusted	$(0.06)	$(0.02)	$(0.11)	$(0.05)

(Loss) per share – diluted, as adjusted	$(0.06)	$(0.02)	$(0.11)	$(0.05)

     The per share weighted-average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $2.10 and $2.12, respectively, and the per share weighted-average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $2.52 and $1.72, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended June 30, 2004 and 2003:

	June 30,
	2004	2003
Expected life (years)	5	4
Risk-free interest rate	3.81%	2.46%
Expected volatility	201%	128%
Expected dividend yield	None	None

(2) DEBT

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001, the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement were limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all tangible and intangible assets of the Company and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company was also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full.

     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the

10.

revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2004, the Company did not have an outstanding balance under the revolving line of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At June 30, 2004, the balance due under this agreement is $0.3 million, all of which is current.

(3) COMMON STOCK PLANS

(a) Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 17,274,814 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At June 30, 2004, there were 2,661,736 shares available for future issuance under the Plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.

     The Company utilizes APB Opinion 25 in accounting for its plans. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated if it becomes apparent that the financial or product-based performance milestones will be achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or, generally in the Board’s discretion, upon a change in control of the Company. However, the Company’s former President and Chief Executive Officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock, and reduced the Company’s cash compensation commitment by $1.5 million.

     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as President and Chief Executive Officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period.

11.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during the six months ended June 30, 2004 and 2003 was as follows:

	Six Months Ended June 30,
	2004		2003
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, beginning of period	9,065,887	$3.09	8,229,267	$3.39
Granted at fair value	908,295	2.50	1,116,350	2.02
Granted at greater than fair value	2,000,000	3.28	—	—
Exercised	(231,326)	1.01	(49,919)	1.29
Cancelled	(440,157)	3.24	(531,463)	3.87

Balance, end of period	11,302,699	3.11	8,764,235	3.20

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$0.15 — 1.63	1,926,508	6.4	$1.16	1,612,811	$1.14
1.64 — 2.56	2,423,867	7.9	2.18	1,351,999	2.30
2.57 — 3.00	1,896,040	8.7	2.69	575,339	2.70
3.01 — 3.28	2,211,250	9.4	3.26	107,878	3.14
3.30 — 3.49	1,182,264	7.9	3.48	826,898	3.48
3.51 — 10.80	1,662,770	6.5	6.74	1,443,637	7.08

	11,302,699	7.9	3.11	5,918,562	3.37

     In addition, the Company has sold or granted to employees, directors and consultants for services rendered an aggregate of 1,453,399 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share. This amount includes the 550,000 shares granted pursuant to the Executive Performance-Based Compensation Arrangement and the 275,000 shares granted to Mr. Detampel.

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. No shares were exercised in the assumed plans during the three months ended June 30, 2004 and 162,020 options remain outstanding.

12.

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$0.72 — 2.72	41,706	4.6	$1.31	41,706	$1.31
3.92 — 3.92	100,563	5.6	3.92	100,563	3.92
6.08 — 6.08	19,751	5.7	6.08	19,751	6.08

	162,020	5.3	3.51	162,020	3.51

(b) Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP are 6,008,148, including shares reserved pursuant to the plan’s evergreen provision. In February 2004, 281,752 shares were purchased by employees at an average price of $1.99 per share. At June 30, 2004, 3,729,406 shares were reserved for future issuance. At June 30, 2004 approximately $277,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.99 per share assuming the automatic restart provisions of the plan are not invoked for the next scheduled purchase date in August 2004. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

(4) RESTRUCTURING

Restructuring reserves and activity for the first six months of 2004 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2003	Adjustments	Payments	June 30, 2004
Lease obligations, net of anticipated sublease income	$465	$—	$(136)	$329

     At June 30, 2004, the Company’s restructuring reserves totaled $0.3 million, primarily all of which is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At June 30, 2004, all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. Future minimum sublease receivables for all subleased facilities, as of June 30, 2004, approximate $1.2 million, which are scheduled to be received through September 2005.

(5) COMMITMENTS AND CONTINGENCIES

(a) Operating Lease Commitments

     The Company leases office facilities under various operating leases that expire through 2009. In the quarter ended June 30, 2004, two of the office facilities were leased from entities that are controlled by executive officers or directors of the

13.

Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $6.7 million at June 30, 2004.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of June 30, 2004 was approximately $18.0 million to be expended through May 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     In September 2003, the Company entered into an agreement with its primary conferencing bridge provider pursuant to which the Company made a commitment to purchase a defined amount of equipment through December 2005. This commitment was contingent on certain VoIP technology functionality being available in the equipment by May 12, 2004, which did not occur. As a result, the Company notified the conferencing bridge provider that it terminated its remaining commitment, as well as the agreement for material breach. The Company’s vendor has disputed this position. The total remaining commitment that the Company terminated as of June 30, 2004 was approximately $6.1 million.

(c) Employment Commitments

     In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at June 30, 2004, $3.0 million of cash compensation will become payable in the future upon the achievement of certain financial or product-based milestones, or, generally in the Board’s discretion, upon a change in control of the Company. $0.5 million relates to product-based milestones that must be achieved before February 19, 2006. $2.5 million relates to financial milestones that must be achieved before February 19, 2007.

     In January 2004, the Company entered into an employment agreement with its new President and Chief Executive Officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $0.3 million.

     In addition, the Company has a letter agreement with three of its executive officers, which would require the Company to pay $0.3 million if the executive officers were terminated under certain conditions set forth in the agreement.

(d) Severance Commitments

     In June 2004, the Company entered into a separation agreement with its former Senior Vice President of Sales pursuant to which the Company recognized approximately $0.1 million in the second quarter of 2004 related to severance costs. Such amount is included in sales and marketing expenses in the accompanying statement of operations. In addition, the Company recorded a stock compensation charge of $930,000 related to the unrecognized deferred stock-based compensation in connection with certain shares of restricted stock associated with the acquisition of InterAct Conferencing, LLC in April 2002.

     In October 2003, the Company entered into a separation agreement with its former President and Chief Executive Officer pursuant to which the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. The unpaid severance commitment at June 30, 2004 is $0.5 million.

(e) Legal and Tax Contingencies

     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any monetary damages. On June 30, 2004, the Company filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. The Company disputes plaintiffs’ claims and response and intends to defend the complaint vigorously. In addition, from time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business.

14.

     The Company is involved in tax proceedings in the ordinary course of business. The Company periodically assesses its liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss and the loss or range of loss can be reasonably estimated, it has recorded reserves in the financial statements. In other instances, the Company is unable to make a reasonable estimate of any liability because of the uncertainty related to both the probable outcome and amount or range of loss. As additional information becomes available, the Company adjusts its assessments.

     The Company is currently undergoing an Internal Revenue Service inquiry related to federal excise taxes applicable to telecommunications carriers, as well as a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to go back to customers to collect sales or other taxes for past sales and, therefore would have to pay such taxes out of its own funds. Based on the Company’s review of the latest information available the Company is unable to make a reasonable estimate of the liability due to the early nature of both of these matters.

(6) CUSTOMER CONCENTRATION

     In the first and second quarters of 2004, none of the Company’s customers represented greater than 10% of the Company’s revenue. At June 30, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.2 million or 10.2% of the Company’s total accounts receivable balance at such date.

(7) PROPOSED ACCOUNTING PRONOUNCEMENTS

     In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of the fair value of all share-based payments as compensation expense over the applicable vesting periods. The Exposure Draft is not final and is subject to a comment period that ended June 30, 2004. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after December 15, 2004. We are currently assessing the potential impact the Exposure Draft would have on our financial position and results of operations.

15.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 12, 2004. You should also read this analysis in conjunction with our condensed financial statements and related notes that begin on page 3.

     Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials.

Overview

     We provide remote communication services for everyday business meetings and events. Virtually all of our communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Raindance Meeting Edition, Reservationless Conferencing, Web Conferencing Pro, Operator Assisted Conferencing and Unlimited Conferencing. Raindance Meeting Edition, which was released in March 2004, is our next-generation communication service that integrates audio, web and multi-point desktop video technology into one multi-media conferencing solution. Reservationless Conferencing provides for automated reservationless audio conferencing with simple web controls and presentation tools. Web Conferencing Pro allows users to integrate reservationless automated audio conferencing with advanced web interactive tools over the web such as application sharing, web touring and online whiteboarding. Operator Assisted Conferencing provides customers with operator assistance during high profile conferencing events and additional services such as call taping, digital replay and transcription, which we often bundle with our Web Conferencing Pro service. Unlimited Conferencing offers unlimited local toll access to our reservationless conferencing service for a fixed monthly rate. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users.

     As of June 30, 2004, we had an accumulated deficit of $170.9 million. Our net loss was $1.9 million and our net income was $0.6 million for the three months ended June 30, 2004 and 2003, respectively. Our net loss was $2.6 million and our net income was $1.0 million for the six months ended June 30, 2004 and 2003, respectively. Although we had achieved quarterly net income for five consecutive quarters ending December 31, 2003, we incurred net losses in the first two quarters of 2004 and we expect to continue to incur net losses in the near term, particularly due to an anticipated increase in sales and marketing expenditures to support the recent release of Raindance Meeting Edition. We also have experienced an increase in our research and development costs in 2004 due to a change in accounting treatment of our software development costs, which also contributed, and will contribute, to these net losses. We anticipate that our stock-based compensation expense will increase significantly in 2005 due to proposed changes in accounting rules and regulations.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. In addition, opportunities to license our software have arisen infrequently and are difficult to predict, and currently we do not anticipate any significant software license revenue in 2004. As a result, the impact this revenue has had on our business and financial results in the past is not consistent and should not be relied upon as indicative of our future performance. In the quarter ended June 30,

16.

2004, 9.0% of our revenue was non-usage based as compared to 8.7% in the quarter ended June 30, 2003. We expect our non-usage based revenue to approximate 9.0% to 11.0% of our total revenue in the third quarter of 2004.

     The following describes how we recognize revenue for the services we offer:

•	Raindance Meeting Edition. Revenue for our Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. We recognize usage revenue from our Raindance Meeting Edition services in the period the meeting is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Reservationless Conferencing Revenue. Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor-specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if we do not have vendor-specific objective evidence for all undelivered elements.

•	Operator Assisted Revenue. Revenue for our Operator Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator Assisted Conferencing service in the period the call is completed.

•	Unlimited Conferencing. Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue each month.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of Reservationless Conferencing and Web Conferencing Pro or Raindance Meeting Edition revenue will affect our gross profit, as our cost of revenue is typically higher on our Reservationless Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure and increase our capacity; however, we expect capital expenditures in 2004 to be lower than the capital expenditures in 2003 due to the investments that we have made associated with the release of Raindance Meeting Edition that we do not expect to recur in 2004. We expect our cost of revenue to increase in 2004 over 2003 primarily due to an increase in variable costs as a result of an increase in revenue. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2004.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of

17.

revenue as we expand our sales force and increase our marketing initiatives in 2004 to support our services and primarily our recent release of Raindance Meeting Edition.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million of internally developed software in both the first and second quarters of 2004 and we capitalized $0.4 million and $0.2 million of internally developed software in the first and second quarters of 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in 2004; however, we expect to see a decrease in capitalized costs in 2004 as compared to 2003 because we will no longer capitalize costs associated with Raindance Meeting Edition. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in absolute dollars in 2004.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to increase in terms of absolute dollars as compared to 2003; and we expect them to remain relatively flat as a percentage of revenue in 2004.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended June 30, 2004 and 2003, we did not record any deferred stock-based compensation; however, during the six months ended June 30, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. We also expensed $1.3 million and $0.8 million related to stock-based compensation in the three months ended June 30, 2004 and 2003, respectively, and we expensed $1.9 million and $1.6 million related to stock-based compensation in the six months ended June 30, 2004 and 2003, respectively. The $0.9 million of deferred stock-based compensation for the six months ended June 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The $1.2 million of the deferred stock-based compensation for the six months ended June 30, 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations, which were satisfied, to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Assuming that no additional shares of restricted stock will be forfeited or granted and assuming no incremental stock-based compensation expense related to

18.

Financial Accounting Standards Board (FASB) exposure draft titled “Share-Based Payment: an amendment of FASB No. 123 and 95,” we expect to incur stock-based compensation expense of approximately $0.2 million in the remainder of 2004, $0.4 million in 2005, $0.3 million in 2006, and $0.1 million in both 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees and members of our Board of Directors under our equity plans through June 30, 2004.

Other Data – Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering, we have reported adjusted EBITDA; a financial measure that is not defined by generally accepted accounting principles (GAAP).

     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,874)	$613	$(2,579)	$953
Add: depreciation, amortization and other income, net	2,832	2,509	5,562	5,146
Add: stock-based compensation expense	1,325	778	1,938	1,559

Adjusted EBITDA	$2,283	$3,900	$4,921	$7,658

     Although we had achieved quarterly net income for five consecutive quarters ended December 31, 2003, we recorded net losses in the quarters ended March 31, 2004 and June 30, 2004 partially due to the increase in sales and marketing expenditures to support the release of Raindance Meeting Edition. Our research and development costs also increased in the first two quarters of 2004 due to a change in accounting treatment of our software development costs, which will also contribute to net losses in the near term. Additionally, our cost of revenue increased in 2004 primarily due to an increase in variable costs as a result of an increase in revenue. For the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, our net income decreased by $2.5 million, resulting in a $1.9 million net loss for the current quarter. For the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, our net income decreased by $3.5 million, resulting in a $2.6 million net loss for the current period. For the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, adjusted EBITDA decreased by $1.6 million. For the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, adjusted EBITDA decreased by $2.7 million.

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

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $1.9 million and $4.2 million for the three months ended June 30, 2004 and 2003, respectively, and $2.7 million and $6.7 million for the six months ended June 30, 2004 and 2003, respectively; net cash used by investing activities was $7.1 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively, and $7.7 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively; net cash used by financing activities was $1.8 million and $0.2

19.

million for the three months ended June 30, 2004 and 2003, respectively, and $1.4 million and negligible for the six months ended June 30, 2004 and 2003, respectively.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

     Revenue. Total revenue increased by $2.5 million to $19.3 million for the three months ended June 30, 2004 from $16.8 million for the three months ended June 30, 2003. Total revenue increased by $6.6 million to $38.9 million for the six months ended June 30, 2004 from $32.3 million for the six months ended June 30, 2003. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service. Total minutes attributable to our usage-based services were 197.7 million and 157.6 million for the three months ended June 30, 2004 and 2003, respectively, which represents a 25.4% increase in minutes quarter over quarter. Usage-based revenue increased by 14.4% in the second quarter of 2004 from the second quarter of 2003, which indicates that our average price per usage based minute declined by approximately 8.8% or         .0086 cents per minute quarter over quarter. Total minutes attributable to our usage-based services were 398.7 million and 296.7 million for the six months ended June 30, 2004 and 2003, respectively, which represents a 34.4% increase in minutes period over period. Usage-based revenue increased by 20.9% in the first six months of 2004 from the first six months of 2003, which indicates that our average price per usage based minute declined by approximately 10.0% or .0099 cents per minute period over period. We expect this trend to continue in the foreseeable future.

     Cost of Revenue. Cost of revenue increased $2.1 million to $9.0 million for the three months ended June 30, 2004 from $6.9 million for the three months ended June 30, 2003. Cost of revenue increased $4.2 million to $17.6 million for the six months ended June 30, 2004 from $13.4 million for the six months ended June 30, 2003. Telecommunications costs increased $1.3 million for the quarter ended June 30, 2004 over the quarter ended June 30, 2003 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by volume discounts received from our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $0.7 million for the quarter ended June 30, 2004 over the quarter ended June 30, 2003 due to additional hardware and software being placed into service in 2003, as well as an increase in allocated depreciation due to increased headcount over the same period in the previous quarter. Expenses associated with our Operator Assisted Conferencing service increased $0.2 million in the current quarter, which coincides with our growth in revenue from this service. Telecommunications costs increased $2.7 million for the six months ended June 30, 2004 over the six months ended June 30, 2003 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by volume discounts received from our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $1.2 million for the six months ended June 30, 2004 due to additional hardware and software being placed into service in 2003, partially offset by allocated depreciation due to decreased headcount over the same period in the previous year. Expense associated with our Operator Assisted Conferencing service increased $0.5 million in the current year, which coincides with our growth in revenue from this service. Conversely, maintenance and repairs expense decreased $0.1 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. The primary drivers that affect our gross profit are reductions in our long distance rates and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service, a large carrier customer transitioning from their own internal network to our network and the amortization of Raindance Meeting Edition development costs. In addition, our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase.

     Sales and Marketing. Sales and marketing expense increased $1.5 million to $6.3 million for the three months ended June 30, 2004 from $4.8 million for the three months ended June 30, 2003. Sales and marketing expense increased $3.5 million to $12.8 million for the six months ended June 30, 2004 from $9.3 million for the six months ended June 30, 2003. Bad debt expense increased $0.1 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 based on an analysis of the bad debt reserve required at June 30, 2004. Personnel and payroll related expenses increased $0.5 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to increased headcount in 2004 as compared to 2003. Expenses related to lead generation, market research, and sales tools increased $0.1 million, $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to an overall increase in marketing initiatives, some of which directly relate to the

20.

release of Raindance Meeting Edition in March 2004. Additionally, trade show expenses increased $0.1 million quarter over quarter due to an overall increase in marketing initiatives. Outside service expense increased $0.3 million in the current quarter over the same quarter in the previous year due to consulting services utilized in connection with the release of Raindance Meeting Edition. Offsetting these increases, depreciation expense decreased $0.3 million for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 primarily due to a change in the methodology used to allocate depreciation between departments. Commissions expense increased $0.2 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 in connection with an increase in revenues in the current year. Bad debt expense increased $0.2 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 based on an analysis of the bad debt reserve required at June 30, 2004. Personnel and payroll related expenses increased $0.9 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to increased headcount in the first half of 2004 as compared to the first half of 2003. Expenses related to lead generation, market research, promotion and sales tools increased $0.3 million, $0.1 million, $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to an overall increase in marketing initiatives, some of which directly relate to the release of Raindance Meeting Edition in March 2004. Additionally, trade show expenses and travel expenses have increased $0.1 million, respectively, period over period due to an overall increase in marketing and sales initiatives. Outside service expense increased $1.5 million in the first six months of 2004 over the same period in the previous year due to consulting services utilized in connection with the release of Raindance Meeting Edition. Offsetting these increases, depreciation expense decreased $0.6 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 primarily due to a change in the methodology used to allocate depreciation between departments.

     Research and Development. Research and development expense increased $0.4 million to $2.4 million for the three months ended June 30, 2004 from $2.0 million for the three months ended June 30, 2003. Research and development expense increased $1.5 million to $5.2 million for the six months ended June 30, 2004 from $3.7 million for the six months ended June 30, 2003. Personnel and payroll related expenses increased $0.3 million for the three months ended June 30, 2004 over the three months ended June 30, 2003 due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86, and as a result, we expect personnel and payroll related expenses and outside services expense to increase in 2004 as compared to 2003. Accordingly, outside services increased $0.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. There was a slight variance in other expenses; including a $0.1 million decrease in depreciation expense for the three months ended June 30 2004 as compared to the three months ended June 30, 2003 due to a change in the methodology used to allocate depreciation between departments. There was also a $0.1 million decrease in bonus expense quarter over quarter based on the achievement of a product based milestone with the release of Raindance Meeting Edition in March 2004 which triggered the payout of a cash commitment being accrued over the previous year. Personnel and payroll related expenses increased $0.8 million for the six months ended June 30, 2004 over the six months ended June 30, 2003, due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software on account of the change in accounting treatment of these costs as mentioned above. Accordingly, outside services increased $0.9 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Conversely, there was a $0.2 million decrease in depreciation expense for the six months ended June 30 2004 as compared to the six months ended June 30, 2003 due to a change in the methodology used to allocate depreciation between departments. There was also a $0.1 million decrease in bonus expense for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 based on the achievement of a product based milestone with the release of Raindance Meeting Edition in March 2004 which triggered the payout of a cash commitment being accrued over the previous year.

     General and Administrative. General and administrative expense increased $0.4 million to $2.1 million for the three months ended June 30, 2004 as compared to $1.7 million for the three months ended June 30, 2003. General and administrative expense increased $0.6 million to $4.0 million for the six months ended June 30, 2004 as compared to $3.4 million for the six months ended June 30, 2003. Outside services expense increased $0.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 as a result of consultants we engaged to assist us with our Sarbanes-Oxley compliance and certain strategic initiatives. Outside services expense increased $0.5 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 as a result of consultants we engaged to assist us with our Sarbanes-Oxley compliance and certain strategic initiatives. There were slight fluctuations in other

21.

expenses, including amortization and allocated depreciation expense for the six months ended June 30, 2004 as compared to the same period in the previous year.

     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.5 million to $1.3 million for the three months ended June 30, 2004 from $0.8 million for the three months ended June 30, 2003. Stock-based compensation expense increased $0.3 million to $1.9 million for the six months ended June 30, 2004 as compared to $1.6 million for the six months ended June 30, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended June 30, 2004 and 2003, we did not record any deferred stock-based compensation; however, during the six months ended June 30, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The $1.2 million of the deferred stock-based compensation recorded in the first quarter of 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, in the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones will be achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow was contingent upon the satisfaction of certain employment obligations, which were satisfied, to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Other Income, net. Interest income remained flat at $0.1 million for the three and six months ended June 30, 2004 and 2003, respectively. Interest expense also remained negligible for the three months ended June 30, 2004 and 2003, respectively, and decreased slightly for the six months ended June 30, 2004 from $0.1 million for the six months ended June 30, 2003. The decrease was due to the full payment of the principal balance of our term loan in April 2004.

Liquidity and Capital Resources

     As of June 30, 2004, cash, cash equivalents and investments were $39.4 million, a decrease of $0.2 million compared with cash, cash equivalents and investments of $39.6 held as of December 31, 2003.

     Net cash provided by operations was $2.7 million and $6.7 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operations decreased significantly for the first six months of 2004 as compared to the first six months of 2003 primarily due to a net loss of $2.6 million for the six months ended June 30, 2004 as compared to net income of $1.0 million for the six months ended June 30, 2003. The decrease is also explained by an increase in accounts receivable

22.

and decreases in accrued expenses and accrued compensation, partially offset by a decrease in prepaid expenses and an increase in accounts payable and deferred revenue.

     Net cash used by investing activities was $7.7 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively. $6.2 million of the net cash used in investing activities for the six months ended June 30 2004 related to the purchase of investments. The remainder of the net cash used by investing activities in the first six months of 2004 and 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity. Overall, we expect capital expenditures to decrease in 2004 over 2003 due to capital expenditures in 2003 in anticipation of our release of Raindance Meeting Edition.

     Net cash used by financing activities was $1.4 million for the six months ended June 30, 2004 and net cash used by financing activities was negligible for the six months ended June 30, 2003. Cash used by financing activities in the first six months of 2004 and 2003 was primarily due to debt service payments, including the early payoff of our outstanding term loan in April 2004, offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases.

     As of June 30, 2004, we had approximately $0.3 million in total debt obligations outstanding, all of which was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all of our tangible and intangible assets and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We were also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is being repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At June 30, 2004, the balance due under this agreement was $0.3 million, all of which was current. In April 2004 we entered into a credit agreement with another bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2004, the Company did not have an outstanding balance under the revolving line of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for eleven consecutive quarters. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the recent release of Raindance Meeting Edition and an increase in research and development expenses. Looking ahead, our debt service payments will decrease in the remainder of 2004 as compared to 2003 primarily due to the early payoff of our term loan and we expect capital expenditures to decrease in 2004 as compared to 2003. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have in 2004.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater

23.

than 10% of our total revenue in the first two quarters of 2004. At June 30, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.2 million or 10.2% of the Company’s total accounts receivable balance at such date. Our five largest customers represented $4.8 million or 24.7% of our total second quarter 2004 revenue and also represented $2.8 million or 24.6% of our total accounts receivable balance at June 30, 2004. The sixth through twenty-fifth largest customers represented $3.2 million or 16.6% of our total second quarter 2004 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results. For example, Oracle Corporation, whose purchases accounted for a significant portion of our revenue in the second quarter of 2004, significantly reduced their use of our conferencing services as it has transitioned to an internal conferencing system late in the second quarter. As such, we expect a reduction of approximately $1.0 million in revenue from Oracle in the third quarter of 2004 as compared to the second quarter of 2004 due to this transition.

     As of June 30, 2004, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $18.0 million and will be expended over the next two years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining commitment, as well as the agreement for material breach. Our vendor has disputed this position. The total remaining commitment that we terminated as of June 30, 2004 was approximately $6.1 million.

     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of June 30, 2004, are approximately $6.7 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of June 30, 2004, approximate $1.2 million that we expect to receive through September 2005.

     Our contractual obligations and commitments to make future payments as of June 30, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Debt	$346	$346	$—	$—	$—
Operating leases, exclusive of sublease receivables	6,653	2,246	2,518	1,679	210
Purchase obligations	17,977	10,227	7,750	—	—

Total contractual obligations and commitments	$24,976	$12,819	$10,268	$1,679	$210

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See Notes 5(c) and 5(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At June 30, 2004 our total employment-related commitments were approximately $4.1 million.

     Not included in the contractual commitments schedule above is the equipment purchase commitment we terminated in the second quarter of 2004. See Note 5(b) to the financial statements. Our vendor has disputed our position with respect to the termination. The total remaining commitment that we terminated as of June 30, 2004 was approximately $6.1 million, which would have been required to be expended in 2005.

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

24.

and product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies and Estimates

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in Note 1 to the financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made; and different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on our financial condition and results of operations. Our critical accounting estimates include the accounts receivable allowance for doubtful accounts, useful lives of depreciable and intangible assets and their recoverability, the assessment of goodwill and its recoverability, the valuation allowance for deferred tax assets and restructuring charges and reserves.

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 12, 2004.

25.

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

     Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $170.9 million from our inception through June 30, 2004 and we expect to have additional net losses in the future. We expect to incur net losses in the near term as we expand our sales force, increase marketing expenditures and continue to invest in research and development efforts. In addition, our anticipated net losses may increase in the future if existing or future competitors decrease our market share, if price pressure increases, if our next-generation services do not achieve widespread market acceptance or if such services reduce our revenue from our existing services and our revenue from web-related services does not substantially increase, or if the web conferencing market does not rapidly grow. If our net losses in the future increase more than we anticipate, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Accordingly, we must significantly increase our revenue, which may be difficult for us to do.

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

26.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income and net loss ranged between $1.4 million net income and $1.9 million net loss in the four quarters ended June 30, 2004. Our quarterly revenue ranged between $20.3 million and $18.0 million in the four quarters ended June 30, 2004. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations, as licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around the holidays, such as spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended June 30, 2004, 91.0% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, increase our anticipated net losses, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 24.7% and 22.4% of our revenue in the quarters ended June 30, 2004 and 2003, respectively. The sixth through twenty-fifth largest customers represented 16.6% of our total second quarter 2004 revenue. These large customers have no obligation to continue to use our services. For example, Oracle Corporation was a large customer of ours, representing 5.1% of our revenue in the second quarter of 2004, and has significantly reduced the use of our services as it transitioned to an internal conferencing system late in the second quarter of 2004. If any of these large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our anticipated net losses would increase. We have a receivable due from Qwest Communications International, Inc. at June 30, 2004, which was approximately $1.2 million or 10.2% of the Company’s total accounts receivable balance.

In the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license.

     We recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. The software license fees associated with this license will not recur. As a result, our inability to continue to sell software licenses will result in lower than expected revenue, and negatively impact gross margins and net losses. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any significant software licensing revenue projected in 2004. In addition, by licensing software we have created an opportunity for the licensee to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

27.

We anticipate that our operating expenses will increase, and if our revenue does not increase, our operating results will be negatively impacted.

     We anticipate incurring significant sales and marketing, research and development and other operating expenses, particularly as we continue developing our next-generation services and architecture. We project expenses in part on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results would be negatively impacted, and our anticipated net losses may increase.

If we fail to offer competitive pricing, we may not be able to attract and retain customers.

     The prices for our services are subject to rapid and frequent changes. For example, in the twelve month period ended June 30, 2004 the average price per minute for our Reservationless Conferencing service decreased by 5.0%. Our average price per usage based minute declined by 10% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing structure in the future, which would negatively affect our revenue, margins and increase our anticipated net losses.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our Raindance Meeting Edition service and our SwitchTower technology in March 2004; however, we will need to release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors are utilizing less costly resources in China and India to develop their products and services. As a result, our competitors are able to develop superior products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset development costs, our anticipated net losses may increase. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

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

     Our Raindance Meeting Edition and other next-generation services may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services in 2004 and 2005, this service may lose market share due to the vast majority of our resources being expended on our next-generation services. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and net losses.

Competition in the web conferencing services market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to further reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Recently, Microsoft acquired Placeware; a competitor of

28.

ours, and Cisco Systems acquired Latitude Communications, another competitor of ours. As a result of these acquisitions, Microsoft and Cisco may expend significantly greater resources developing and enhancing conferencing services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their product and services by customers to capture market share in the conferencing market, our market share may significantly decline. In addition, some large software companies, such as Oracle and Macromedia, are also providing web conferencing products in addition to their software offerings. These companies may expend significantly greater resources developing, enhancing and marketing their web conferencing products, and as a result, our market share may significantly decline. In addition, Oracle was a large customer of ours and significantly reduced its use of our services as it transitioned to an internal conferencing system late in the second quarter of 2004.

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

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, such as the Microsoft/Placeware and Cisco/Latitude acquisitions, thereby increasing the ability of the competitor to compete with our services; or

•	a competitor could acquire or partner with one of our key suppliers, such as the recent acquisition of Voyant Technologies, our primary conferencing bridge supplier, by Polycom, Inc.

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

     For the quarter ended June 30, 2004, 18.5% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, increase our anticipated net losses.

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

29.

distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote greater resources to marketing and supporting the products and services of our competitors.

We depend on single source suppliers for conferencing bridges and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

     We purchase substantially all of our conferencing bridges from a single supplier. Any extended reduction, interruption or discontinuation in the supply of these bridges would cause significant delays and increased costs in providing services to our existing and prospective customers. These bridges form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain VoIP technology functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement with such provider for material breach. Our vendor has disputed our position and has threatened litigation against us. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources. Furthermore, if we are required to find alternative sources for these bridges, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results.

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

     We recently announced that we intend to transition some of our long distance telephony traffic onto a VoIP platform. As a result of this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems expensive and time-consuming. In addition, we have experienced disruptions and delays in our services in the past due to the transition to a new service provider and new technologies. For example, our primary bridge conferencing vendor did not have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a widespread VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. As a result of these delays our anticipated net losses may increase. Any interruption in the delivery of our services may cause a loss of revenue and a loss of customers.

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

Our business will suffer if our systems or services fail or become unavailable.

     A reduction in the performance, reliability or availability of our systems or services will harm our ability to provide our services to our users, as well as harm our reputation. Some of our customers have experienced interruptions in our services in the past due to service or network outages, periodic system upgrades and internal system failures. Similar interruptions may occur

30.

from time to time in the future. For example, usage of our Web Conferencing Pro service depends on computers being enabled with certain Java technology. There are new computers being shipped without Microsoft’s operating systems incorporating this Java technology. As such, our Web Conferencing Pro services will not work on these computers unless the user downloads the Java technology separately, which may be impracticable and expensive. Because our revenue depends largely on the number of users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions or if our systems or services become unavailable.

     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and two secondary data facilities in the Denver, Colorado metropolitan area. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation, negatively affect our revenue, and increase our anticipated net losses.

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

     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally maintain between 50% and 60% capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore increase our anticipated net losses. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

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

31.

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

32.

•	expend cash;

•	incur debt;

•	assume unknown or contingent liabilities; and

•	experience negative effects on our results of operations.

Our Reservationless Conferencing service may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

     We believe our Reservationless Conferencing service is not subject to regulation by the Federal Communications Commission (FCC) or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Reservationless Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. For example, we recently received a letter from the FCC Investigations and Hearing Division of the Enforcement Bureau regarding filing requirements of telecommunications carriers. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Reservationless Conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Reservationless Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

Our competitors may be able to create systems with similar functionality to ours and third-parties may obtain unauthorized use of our intellectual property.

     The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our intellectual property rights, we currently rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions. We also own five patents relating to features of our Web Conferencing Pro service. These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third parties may copy or infringe upon aspects of our technology, services or other intellectual property. Other than the patents that we own, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure patents for our proprietary systems. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and as a result, increase our anticipated net losses. Additionally, in any litigation the outcome is uncertain.

We have been sued for patent infringement and may be subject to additional claims alleging intellectual property infringement.

     In August 2003, a lawsuit was filed by Edisync Systems, LLC against us and some of our competitors alleging patent infringement. In December 2003, we entered into a definitive settlement agreement with the plaintiff, pursuant to which we paid $0.3 million. In addition, we may be subject to other claims alleging intellectual property infringement. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which

33.

might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

We have been sued for breach of contract and unjust enrichment and may be subject to additional claims.

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any alleged monetary damages. On June 30, 2004, we filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. We dispute the plaintiffs’ claims and response and intend to defend the complaint vigorously. In addition, we may be subject to other litigation, including from employees or former employees. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources.

Our business may be harmed if our services do not work with the various hardware and software systems, including corporate security measures, used by our customers.

     We currently provide services to customers with various hardware and software systems, ranging from legacy to next-generation applications and networking equipment. If our services are unable to support these diverse platforms, and if we fail to modify our services to support new versions of these applications and equipment, our services may fail to gain broad market acceptance, which would cause our operating results to suffer. For example, usage of our Web Conferencing Pro services depends on computers being enabled with certain Java technology. There are new computers being shipped without Microsoft’s operating systems incorporating this Java technology. As such, our Web Conferencing Pro services will not work on these computers unless the user downloads the Java technology separately, which may be impracticable and expensive. Furthermore, because of bandwidth constraints on corporate intranets and concerns about security, our customers and potential customers may block reception of web services like ours within their corporate environments. In order for customers to use our services, customers and users may need to reconfigure their corporate intranets, security measures and firewalls. Widespread adoption of our technology and services depends on overcoming these obstacles.

Our current stock compensation expense negatively impacts our earnings, and if we are required to report the fair value of employee stock options as an expense in conjunction with new accounting standards, our earnings will be adversely affected, which may cause our stock price to decline.

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of June 30, 2004 we had approximately $1.2 million in deferred equity-based compensation expense. We expect this expense to be amortized over five years and to negatively impact our earnings during that time. We recorded approximately $0.9 million of this deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer. $0.4 million of this deferred equity-based compensation will be recognized as an expense over the next year as certain restricted stock grants vest. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and increase our anticipated net losses.

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

34.

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

     Changes in telecommunications regulations could substantially increase the costs of communicating on the Internet or over VoIP networks. This, in turn, could slow the growth in Internet use or VoIP networks and thereby decrease the demand for our services. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet and VoIP networks in the same manner as other telecommunications services by imposing access fees. Recent events suggest that the FCC may begin regulating the Internet and VoIP networks in such a way. In addition, we operate our services throughout the United States and state regulatory authorities may seek to regulate aspects of our services as telecommunication activities.

     Other countries and political organizations are likely to impose or favor more and different regulations than those that have been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet or VoIP networks. Such laws or regulations may therefore harm our business.

We may be subject to assessment of sales and other taxes for the sale of our services, license of technology or provision of services, for which we have not accounted.

     We may have to pay past sales or other taxes that we have not collected from our customers. For example, we recently received a letter from the Commonwealth of Massachusetts, Department of Revenue claiming that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We also recently received an inquiry from the Internal Revenue Service related to federal excise taxes applicable to telecommunications carriers. We do not currently collect sales or other taxes on the sale of our services. Our business would be harmed if the federal government, one or more states or any foreign country were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

Our stock price is volatile and this volatility may depress our stock price, result in litigation or indicate that our goodwill is impaired, resulting in further declines to our stock price.

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and June 30, 2004 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

35.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2004, the current portion of our long-term debt was $0.3 million. This balance due pertains to our loan agreement with a vendor and will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligation related to debt existing as of June 30, 2004, as the interest rate related to this debt is fixed over the term. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. We are exposed to foreign currency risks through a receivable from our European joint venture, which is partially payable in Euros. We do not employ any risk mitigation techniques with respect to this advance. Our European joint venture is in the process of dissolution and liquidation and our foreign currency risk with respect to the loan will be eliminated when these processes are completed, which we expect to occur in the third quarter of 2004. We may also decide to make future investments that will subject us to market risk.

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

     Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any alleged monetary damages. On June 30, 2004, we filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. We dispute plaintiffs’ claims and response and intend to defend the complaint vigorously. In addition, from time to time, we have been subject to legal proceedings and claims in the ordinary course of business. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on May 19, 2004. The stockholders elected three Class I directors and the stockholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Paul A. Berberian	47,389,834	381,606
Cary L. Deacon	46,691,676	1,079,764
William J. Elsner	46,679,097	1,092,343

     In addition to the election of Messrs. Berberian, Deacon and Elsner, whose term of office expires at the 2007 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

Year of Annual Meeting in
Which Term Expires
Steven C. Halstedt	2005
Patrick J. Lombardi	2005
Donald F. Detampel, Jr.	2006
Kathleen J. Cunningham	2006

     The stockholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended 2004 by the following vote:

For	Against	Abstain	Broker Non-Votes
47,166,207	556,669	48,564	0

Item 5. Other Information

     None.

37.

Item 6. Exhibits and Reports on Form 8-K

(A.) Exhibits

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(B.) Reports on Form 8-K

          On April 28, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended March 31, 2004.

          On July 28, 2004, we filed a Form 8-K furnishing under Item 12 our press release announcing our earnings for the quarter ended June 30, 2004.

38.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: August 9, 2004	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

39.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.