Form 10-Q
period 2004-09-30
RAINDANCE COMMUNICATIONS INC
filed 2004-11-09
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	54,939,557 as of October 31, 2004.

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

2.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINDANCE COMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$37,210	$39,607
Short-term investments	5,021	—
Accounts receivable, net of allowance for doubtful accounts of $350 and $300 at September 30, 2004 and December 31, 2003, respectively	10,841	8,958
Due from affiliate	—	86
Prepaid expenses and other current assets	2,023	1,679
Due from employees	16	14

Total current assets	55,111	50,344
Property and equipment, net	19,847	25,752
Goodwill	45,587	45,587
Due from employees	2	2
Other assets	584	872

Total Assets	$121,131	$122,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,963	$7,598
Current portion of long-term debt	174	1,314
Accrued expenses	330	573
Accrued compensation	2,507	2,694
Accrued severance obligation	410	596
Current portion of restructuring reserve	258	278
Deferred revenue	286	112

Total current liabilities	12,928	13,165
Long-term debt, less current portion	—	1,227
Restructuring reserve, less current portion	—	187
Other	—	56

Total Liabilities	12,928	14,635

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 54,922,154 and 53,784,427 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	82	81
Additional paid-in capital	280,529	278,440
Deferred stock-based compensation	(1,085)	(2,247)
Accumulated deficit	(171,323)	(168,352)

Total Stockholders’ Equity	108,203	107,922

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$121,131	$122,557

See accompanying notes to condensed financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Service	$18,408	$16,959	$57,319	$49,233
Software	—	1,056	—	1,056

Total Revenue	18,408	18,015	57,319	50,289

Cost of revenue:
Service	8,431	7,394	26,032	20,745
Software	—	—	—	—

Total cost of revenue (exclusive of stock-based compensation expense of $0, $26, $2 and $85, respectively, shown below)	8,431	7,394	26,032	20,745

Gross profit	9,977	10,621	31,287	29,544

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $7, $23, $25 and $161, respectively, shown below)	6,005	4,644	18,795	13,949
Research and development (exclusive of stock-based compensation expense of $46, $163, $115 and $534, respectively, shown below)	2,618	2,159	7,771	5,877
General and administrative (exclusive of stock-based compensation expense of $81, $467, $1,930 and $1,458, respectively, shown below)	1,699	1,993	5,736	5,411
Stock-based compensation expense	134	679	2,072	2,238

Total operating expenses	10,456	9,475	34,374	27,475

Income (loss) from operations	(479)	1,146	(3,087)	2,069
Other income, net	87	6	116	35

Net income (loss)	$(392)	$1,152	$(2,971)	$2,104

Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.06)	$0.04

Diluted	$(0.01)	$0.02	$(0.06)	$0.04

Weighted average number of common shares outstanding:
Basic	54,079	53,565	53,831	53,135

Diluted	54,079	55,320	53,831	54,733

See accompanying notes to condensed financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,971)	$2,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,431	7,715
Stock-based compensation	2,072	2,238
Other	50	36
Changes in operating assets and liabilities:
Accounts receivable	(1,883)	(1,337)
Prepaid expenses and other current assets	(1,107)	(828)
Other assets	64	(58)
Accounts payable and accrued expenses	718	1,025
Deferred revenue	174	(307)

Net cash provided by operating activities	5,548	10,588

Cash flows from investing activities:
Purchase of property and equipment	(2,067)	(6,882)
Proceeds from disposition of equipment	18	29
Purchase of investments	(11,242)	—
Proceeds from sale of investments	6,220	—
Cash received from affiliate	77	—
Change in restricted cash	236	194

Net cash used in investing activities	(6,758)	(6,659)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,180	1,077
Payments on debt	(2,367)	(873)

Net cash provided by (used in) financing activities	(1,187)	204

Increase (decrease) in cash and cash equivalents	(2,397)	4,133
Cash and cash equivalents at beginning of period	39,607	31,699

Cash and cash equivalents at end of period	$37,210	$35,832

Supplemental cash flow information - interest paid in cash	$64	$126

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$216	$520

Debt incurred for purchases of property and equipment	$—	$686

See accompanying notes to condensed financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, released in March 2004, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.

     The accompanying condensed financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2003 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 12, 2004. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

(b) Cash, Cash Equivalents and Investments in Debt Securities

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at September 30, 2004 consist of money market accounts at three financial institutions. Short-term investments consist of a United States government note and a certificate of deposit.

     The Company’s investments consist of available-for-sale debt securities whose costs approximate fair value and, accordingly, there are no unrealized gains or losses.

	September 30, 2004	December 31, 2003
Cost and approximate fair value of available-for-sale debt securities:
United States Treasury note	$4,998	$—
Certificate of deposit	23	—

Total available-for-sale debt securities	$5,021	$—

     All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

6.

(c) Restricted Cash

     Included in other assets is restricted cash, which is negligible and $0.3 million at September 30, 2004 and 2003, respectively. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

(e) Goodwill

     The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” With regard to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead be reviewed for impairment at least annually. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed, as of March 31, 2004, the annual reassessment and impairment test, which indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore, at that time, goodwill was not deemed to be impaired. There have been no subsequent indicators of impairment. There can be no assurances that the Company’s goodwill will not be impaired in the future.

(f) Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligation reflect market rates and terms, the fair value of this instrument approximates the carrying amount. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of revenue in the first, second or third quarters of 2004; however, one customer represented 10.2% of the Company’s accounts receivable at September 30, 2004. The receivable due from Qwest Communications International, Inc. at September 30, 2004 was $1.1 million.

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

7.

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

(h) Software Development Costs

     Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in Statement of Financial Accounting Standard No. 86 (SFAS 86), “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized using the straight-line method over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003, the Company changed its accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization when Raindance Meeting Edition was released in March 2004.

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

     The following table sets forth the calculation of net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

8.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(392)	$1,152	$(2,971)	$2,104

Common shares outstanding:
Historical common shares outstanding at beginning of period	53,906	53,293	53,234	51,896
Weighted average common shares issued during period	173	272	597	1,239

Weighted average common shares at end of period – basic	54,079	53,565	53,831	53,135
Effect of dilutive common stock options and warrants	—	1,755	—	1,598

Weighted average common shares at end of period – diluted	54,079	55,320	53,831	54,733

Net income (loss) per share – basic	$(0.01)	$0.02	$(0.06)	$0.04

Net income (loss) per share – diluted	$(0.01)	$0.02	$(0.06)	$0.04

     As of September 30, 2004 and 2003, 675,000 and 750,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 3) and, if applicable, have been included in diluted earnings per share.

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares issuable under stock options	9,374,167	4,237,504	7,960,251	5,449,961
Shares issuable pursuant to warrants	20,017	20,017	20,017	20,017

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

     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts):

9.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(392)	$1,152	$(2,971)	$2,104
Add: Stock-based employee compensation expense attributable to common stock options	—	290	70	1,119
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,378)	(1,442)	(4,566)	(5,782)

Net (loss), as adjusted	$(1,770)	$—	$(7,467)	$(2,559)

Income (loss) per share – basic, as reported	$(0.01)	$0.02	$(0.06)	$0.04

Income (loss) per share – diluted, as reported	$(0.01)	$0.02	$(0.06)	$0.04

(Loss) per share – basic, as adjusted	$(0.03)	$(0.00)	$(0.14)	$(0.05)

(Loss) per share – diluted, as adjusted	$(0.03)	$(0.00)	$(0.14)	$(0.05)

     The per share weighted-average fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $1.58 and $2.35, respectively, and the per share weighted-average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $2.47 and $1.78, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended September 30, 2004 and 2003:

	September 30,
	2004	2003
Expected life (years)	5	4
Risk-free interest rate	3.38%	2.85%
Expected volatility	196%	126%
Expected dividend yield	None	None

(2) DEBT

     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001, the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement were limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement were collateralized by substantially all tangible and intangible assets of the Company and were subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company was also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full.

     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2004, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the available balance of the line of credit was securing various letters of credit. The credit

10.

agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2004, the Company was in compliance with all of the financial loan covenants.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At September 30, 2004, the balance due under this agreement is $0.2 million, all of which is current.

(3) COMMON STOCK PLANS

(a) Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 17,274,814 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At September 30, 2004, there were 2,644,886 shares available for future issuance under the plan. Pursuant to the plan, the Company’s Board of Directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.

     The Company utilizes APB Opinion 25 in accounting for its plans. In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees under the plan. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated if it becomes apparent that the financial or product-based performance milestones are deemed probable of being achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or, generally in the Board’s discretion, upon a change in control of the Company. However, the Company’s former President and Chief Executive Officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock, and reduced the Company’s cash compensation commitment by $1.5 million. In the third quarter of 2004 the Company determined that a product-based revenue milestone will likely be achieved in 2005 and, accordingly, the Company began accruing a $0.3 million bonus payable upon the achievement of the milestone and accelerated the stock compensation charge associated with 150,000 shares of restricted common stock subject to accelerated vesting upon the achievement of the milestone.

     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as President and Chief Executive Officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period. On August 20, 2004, this agreement was amended to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company as defined in the agreement. If a change in control were to occur, an additional stock-based compensation charge of $1.48 per share would be incurred on all shares to which the vesting acceleration applies.

11.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended September 30,
	2004		2003
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, beginning of period	9,065,887	$3.09	8,229,267	$3.40
Granted at fair value	1,102,295	2.35	1,223,850	2.10
Granted at greater than fair value	2,000,000	3.28	—	—
Exercised	(269,536)	0.99	(171,720)	1.59
Cancelled	(617,307)	3.33	(840,927)	4.65

Balance, end of period	11,281,339	3.09	8,440,470	3.12

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$0.15 — 1.63	1,935,695	6.2	$1.17	1,669,802	$1.15
1.64 — 2.56	2,550,890	7.7	2.16	1,467,259	2.28
2.57 — 3.00	1,876,600	8.5	2.69	679,681	2.70
3.01 — 3.28	2,199,666	9.2	3.27	114,883	3.13
3.30 — 3.49	1,090,439	7.6	3.48	786,130	3.48
3.51 — 10.80	1,628,049	6.2	6.78	1,475,957	7.03

	11,281,339	7.7	3.09	6,193,712	3.32

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

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. No shares were exercised in the assumed plans during the three months ended September 30, 2004 and 162,020 options remain outstanding.

12.

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$0.72 — 2.72	41,706	4.4	$1.31	41,706	$1.31
3.92 — 3.92	100,563	5.3	3.92	100,563	3.92
6.08 — 6.08	19,751	5.4	6.08	19,751	6.08

	162,020	5.1	3.51	162,020	3.51

(b) Employee Stock Purchase Plan

     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. The total common shares available for issuance pursuant to the ESPP are 6,008,148, including shares reserved pursuant to the plan’s evergreen provision. In February 2004, 281,752 shares were purchased by employees at an average price of $1.99 per share. In August 2004, 302,625 shares were purchased by employees at an average price of $1.16 per share. At September 30, 2004, 3,426,781 shares were reserved for future issuance. At September 30, 2004 approximately $120,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.16 per share assuming the automatic restart provisions of the plan are not invoked for the next scheduled purchase date in February 2005. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and accordingly, no compensation expense has been recognized for purchases under the plan.

(4) RESTRUCTURING

     Restructuring reserves and activity for the first nine months of 2004 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2003	Adjustments	Payments	September 30, 2004
Lease obligations, net of anticipated sublease income	$465	$—	$(207)	$258

     At September 30, 2004, the Company’s restructuring reserves totaled $0.3 million, all of which is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At September 30, 2004, all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. Future minimum sublease receivables for all subleased facilities, as of September 30, 2004, approximate $1.0 million, which are scheduled to be received through September 2005.

(5) COMMITMENTS AND CONTINGENCIES

(a) Operating Lease Commitments

     The Company leases office facilities under various operating leases that expire through 2009. In the quarter ended

13.

September 30, 2004, two of the office facilities were leased from entities that are controlled by former executive officers or directors of the Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $6.0 million at September 30, 2004.

(b) Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of September 30, 2004 was approximately $14.7 million to be expended through May 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     In September 2003, the Company entered into an agreement with its primary conferencing bridge provider pursuant to which the Company made a commitment to purchase a defined amount of equipment through December 2005. This commitment was contingent on certain VoIP technology functionality being available in the equipment by May 12, 2004, which did not occur. As a result, the Company notified the conferencing bridge provider that it terminated its remaining commitment, as well as the agreement for material breach. The Company’s vendor has disputed this position. The total remaining commitment that the Company terminated as of September 30, 2004 was approximately $6.1 million.

(c) Employment Commitments

     In February 2003, the Company’s Board of Directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at September 30, 2004, $3.0 million of cash compensation will become payable in the future upon the achievement of certain financial or product-based milestones, or, generally at the Board’s discretion, upon a change in control of the Company. $0.5 million relates to product-based milestones that must be achieved before February 19, 2006. In the third quarter of 2004 the Company determined that one of the product-based revenue milestones will likely be achieved in 2005 and, accordingly, the Company began accruing a $0.3 million bonus directly related to, and payable on the achievement of, this milestone. $2.5 million relates to financial milestones that must be achieved before February 19, 2007.

     In January 2004, the Company entered into an employment agreement with its new President and Chief Executive Officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $0.3 million.

     In addition, the Company has a letter agreement with three of its executive officers, which would require the Company to pay $0.3 million if the executive officers were terminated under certain conditions set forth in the agreements.

(d) Severance Commitments

     In October 2003, the Company entered into a separation agreement with its former President and Chief Executive Officer pursuant to which the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. The unpaid severance commitment at September 30, 2004 is $0.4 million.

(e) Legal and Tax Contingencies

     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any monetary damages. On June 30, 2004, the Company filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, the Company filed a reply in support of its motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. The Company disputes plaintiff’s claims and intends to defend against them vigorously. In addition, from time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business.

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

     The Company is currently responding to an Internal Revenue Service inquiry related to federal excise taxes applicable to telecommunications carriers and is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect sales or other taxes for past sales of services to customers and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. No provision has been made in the financial statements for the proposed tax, interest and penalty because the ultimate liability, if any, cannot be reasonably estimated. The assessment including tax, interest and penalties approximates $0.2 million. Based on the Company’s review of the latest information available associated with the Internal Revenue Service inquiry management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

(6) PROPOSED ACCOUNTING PRONOUNCEMENTS

     In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of the fair value of all share-based payments as compensation expense over the applicable vesting periods. The Exposure Draft is not final and the content of the Draft and its eventual effective date are still subject to revision. The proposed effective date of the Exposure Draft has recently been extended from fiscal periods beginning after December 15, 2004 to fiscal periods beginning after June 15, 2005. We are currently assessing the impact the Exposure Draft would have on our financial position and results of operations and expect to record additional stock-based compensation once the Exposure Draft becomes effective.

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

     As of September 30, 2004, we had an accumulated deficit of $171.3 million. Our net loss was $0.4 million and our net income was $1.2 million for the three months ended September 30, 2004 and 2003, respectively. Our net loss was $3.0 million and our net income was $2.1 million for the nine months ended September 30, 2004 and 2003, respectively. Although we had achieved quarterly net income for five consecutive quarters ending December 31, 2003, we incurred net losses in the first three quarters of 2004 and we expect to continue to incur net losses in the near term, particularly due to an anticipated increase in sales and marketing expenditures to support the recent release of Raindance Meeting Edition. We also have experienced an increase in our research and development costs in 2004 due to a change in accounting treatment of our software development costs, which also contributed, and will contribute, to these net losses. We anticipate that our stock-based compensation expense will increase significantly in the second half of 2005 due to proposed changes in accounting rules and regulations.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. Such opportunities to license our software have arisen infrequently and are difficult to predict, and currently we do not anticipate any software license revenue in the near term. For example, we recognized $1.1 million in software revenue in the third quarter of

16.

2003 associated with the sale of a Web Conferencing Pro license and we also recognized $2.9 million in revenue in the fourth quarter of 2003 associated with this same license. As a result, the impact this revenue has had on our business and financial results in the past is not consistent and should not be relied upon as indicative of our future performance. In the quarter ended September 30, 2004, 8.9% of our revenue was non-usage based as compared to 14.1% in the quarter ended September 30, 2003. We expect our non-usage based revenue to approximate 7.5% to 9.5% of our total revenue in the fourth quarter of 2004.

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

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of Reservationless Conferencing and Web Conferencing Pro or Raindance Meeting Edition revenue will affect our gross profit, as our cost of revenue is typically higher on our Reservationless Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure; however, we expect capital expenditures in the remainder of 2004 to be lower than the capital expenditures during the same period in 2003 due to the investments that we have made to increase our capacity and associated with the release of Raindance Meeting Edition that we do not expect to recur in 2004. We expect that our cost of revenue will decrease in the fourth quarter of 2004 due to a corresponding decrease in revenue primarily due to holiday seasonality. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2004 and the first half of 2005.

17.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as we expand our sales force and increase our marketing initiatives in the fourth quarter of 2004 to support our services and primarily our release of Raindance Meeting Edition.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million of internally developed software in the first, second and third quarters of 2004, respectively, and we capitalized $0.4 million of internally developed software in the first quarter of 2003 and $0.2 million of internally developed software in both the second and third quarters of 2003, respectively. We expect to continue to capitalize costs associated with internally developed software in 2004; however, we expect to see a decrease in capitalized costs in 2004 as compared to 2003 because we will no longer capitalize costs associated with Raindance Meeting Edition. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We also expect to continue to make investments in research and development and anticipate that these expenditures will increase in absolute dollars in the fourth quarter of 2004.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We expect general and administrative expenses to increase in terms of absolute dollars and as a percentage of revenue in the fourth quarter of 2004 as we incur consulting and audit fees associated with our Sarbanes-Oxley compliance.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our Board of Directors to attract and retain strong business and technical personnel. During the three months ended September 30, 2004 and 2003, we did not record any deferred stock-based compensation; however, during the nine months ended September 30, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. We also expensed $0.1 million and $0.7 million related to stock-based compensation in the three months ended September 30, 2004 and 2003, respectively, and we expensed $2.1 million and $2.2 million related to stock-based compensation in the nine months ended September 30, 2004 and 2003, respectively. The $0.9 million of deferred stock-based compensation for the nine months ended September 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. The $1.2 million of the deferred stock-based compensation for the nine months ended September 30, 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally at the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved. However, the resignation of the Company’s former President and Chief Executive Officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the third quarter of 2004 we determined that one of the product-based revenue milestones will likely be achieved in 2005 and, accordingly, we have accelerated the stock compensation charge associated with 150,000 shares of restricted common stock directly related to, and subject to accelerated vesting upon the achievement of, this specific milestone. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related

18.

to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow is contingent upon the satisfaction of certain employment obligations, which were satisfied, to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. Assuming that no additional shares of restricted stock will be forfeited or granted, assuming there is no change in control of the Company, and assuming no incremental stock-based compensation expense related to Financial Accounting Standards Board (FASB) exposure draft titled “Share-Based Payment: an amendment of FASB No. 123 and 95,” we expect to incur stock-based compensation expense of approximately $0.1 million in the remainder of 2004, $0.5 million in 2005, $0.2 million in 2006, and $0.1 million in both 2007 and 2008, respectively, for common stock issued or stock options awarded to our employees and members of our Board of Directors under our equity plans through September 30, 2004.

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

     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(392)	$1,152	$(2,971)	$2,104
Add: depreciation, amortization and other income, net	2,754	2,534	8,315	7,680
Add: stock-based compensation expense	134	679	2,072	2,238

Adjusted EBITDA	$2,496	$4,365	$7,416	$12,022

     Although we had achieved quarterly net income for five consecutive quarters ended December 31, 2003, we recorded net losses in the first three quarters of 2004 partially due to the increase in sales and marketing expenditures to support the release of Raindance Meeting Edition. Our research and development costs also increased in the first three quarters of 2004 over comparable periods in 2003 due to a change in accounting treatment of our software development costs, which will also contribute to net losses in the near term. Additionally, our cost of revenue increased in 2004 primarily due to an increase in variable costs as a result of an increase in revenue. For the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, our net income decreased by $1.5 million, resulting in a $0.4 million net loss for the current quarter. For the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, our net income decreased by $5.1 million, resulting in a $3.0 million net loss for the current period. For the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, adjusted EBITDA decreased by $1.9 million. For the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, adjusted EBITDA decreased by $4.6 million.

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

19.

many sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant articulated in our credit agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt service, debt maturities and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $2.9 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively, and $5.5 million and $10.6 million for the nine months ended September 30, 2004 and 2003, respectively; net cash provided by investing activities was $0.9 million and net cash used by investing activities was $3.4 million for the three months ended September 30, 2004 and 2003, respectively, and net cash used by investing activities was $6.8 million and $6.7 million for the nine months ended September 30, 2004 and 2003, respectively; net cash provided by financing activities was $0.2 million for both the three months ended September 30, 2004 and 2003, respectively, and net cash used by financing activities was $1.2 million and net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

     Revenue. Total revenue increased by $0.4 million to $18.4 million for the three months ended September 30, 2004 from $18.0 million for the three months ended September 30, 2003. Total revenue increased by $7.0 million to $57.3 million for the nine months ended September 30, 2004 from $50.3 million for the nine months ended September 30, 2003. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing service. We also recognized $1.1 million in revenue in the third quarter of 2003 associated with the sale of a Web Conferencing Pro license and we recognized $2.9 million in revenue in the fourth quarter of 2003 associated with this same license. Opportunities to license our software have traditionally arisen infrequently, are difficult to predict and we do not currently have any software licensing revenue projected in the near term. Total minutes attributable to our usage-based services were 184.3 million and 168.2 million for the three months ended September 30, 2004 and 2003, respectively, which represents a 9.5% increase in minutes quarter over quarter. Usage-based revenue increased by 8.4% in the third quarter of 2004 from the third quarter of 2003, which indicates that our average price per usage based minute declined by approximately 1.0% or ..0009 cents per minute quarter over quarter. Total minutes attributable to our usage-based services were 583.0 million and 465.0 million for the nine months ended September 30, 2004 and 2003, respectively, which represents a 25.4% increase in minutes period over period. Usage-based revenue increased by 16.6% in the first nine months of 2004 from the first nine months of 2003, which indicates that our average price per usage based minute declined by approximately 7.0% or .0068 cents per minute period over period. We expect this trend to continue in the foreseeable future.

     Cost of Revenue. Cost of revenue increased $1.0 million to $8.4 million for the three months ended September 30, 2004 from $7.4 million for the three months ended September 30, 2003. Cost of revenue increased $5.3 million to $26.0 million for the nine months ended September 30, 2004 from $20.7 million for the nine months ended September 30, 2003. Telecommunications costs increased $0.2 million for the quarter ended September 30, 2004 over the quarter ended September 30, 2003 due to an increase in minutes from our Reservationless Conferencing service, partially offset by reduced fixed internet costs on our fixed telephony circuits. Total depreciation expense increased $0.5 million for the quarter ended September 30, 2004 over the quarter ended September 30, 2003 due to additional hardware and software being placed into service in 2003 and 2004, including capitalized Raindance Meeting Edition development costs, as well as an increase in allocated depreciation due to increased headcount over the same period in the previous year. Expenses associated with our Operator Assisted Conferencing service increased $0.3 million in the current quarter, which coincides with our growth in revenue from this service. Telecommunications costs increased $3.0 million for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 due to an increase in minutes from our Reservationless Conferencing service, partially offset by reduced fixed internet costs on our fixed telephony circuits. Total depreciation expense increased $1.7 million for the nine months ended September 30, 2004 due to additional hardware and software being placed into service in 2003 and 2004, including capitalized Raindance Meeting Edition development costs, as well as an increase in allocated depreciation due to increased headcount over the same period in the previous year. Expense associated with our Operator Assisted Conferencing service increased $0.8 million in the current year, which coincides with our growth in revenue from this service. Conversely, maintenance and repairs expense decreased $0.2 million for the nine months ended September 30,

20.

2004 from the nine months ended September 30, 2003. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Third-quarter 2004 multi-media revenue was $3.2 million compared to $2.8 million in the comparable period a year ago. Our gross profit margins are typically higher on multi-media events as compared to audio-only events.

     Sales and Marketing. Sales and marketing expense increased $1.4 million to $6.0 million for the three months ended September 30, 2004 from $4.6 million for the three months ended September 30, 2003. Sales and marketing expense increased $4.9 million to $18.8 million for the nine months ended September 30, 2004 from $13.9 million for the nine months ended September 30, 2003. Bad debt expense increased $0.1 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 based on an analysis of the bad debt reserve required at September 30, 2004. Commissions expense increased $0.1 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 in connection with an increase in revenues in the current quarter. Personnel and payroll related expenses increased $0.4 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to increased headcount in 2004 as compared to 2003. Expenses related to advertising, lead generation, and market research increased $0.2 million, $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to an overall increase in marketing initiatives, some of which directly relate to the release of Raindance Meeting Edition which occurred in March 2004. Outside service expense increased $0.1 million in the current quarter over the same quarter in the previous year due to consulting services utilized in connection with the sales organization restructuring. Offsetting these increases, depreciation expense decreased $0.1 million for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 primarily due to a change in the methodology used to allocate depreciation between departments. Commissions expense increased $0.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 in connection with an increase in revenues in the current year. Bad debt expense increased $0.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 based on an analysis of the bad debt reserve required at September 30, 2004. Personnel and payroll related expenses increased $1.4 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to increased headcount in the first three quarters of 2004 as compared to the first three quarters of 2003. Expenses related to advertising, lead generation, market research, promotion and sales tools increased $0.2 million, $0.6 million, $0.5 million, $0.1 million and $0.2 million, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to an overall increase in marketing initiatives, some of which directly relate to the release of Raindance Meeting Edition which occurred in March 2004. Additionally, trade show expenses and travel expenses have each increased $0.2 million period over period due to an overall increase in marketing and sales initiatives. Outside service expense increased $1.5 million in the first nine months of 2004 over the same period in the previous year due to consulting services utilized in connection with the sales organization restructuring. Offsetting these increases, depreciation expense decreased $0.7 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily due to a change in the methodology used to allocate depreciation between departments.

     Research and Development. Research and development expense increased $0.4 million to $2.6 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 2003. Research and development expense increased $1.9 million to $7.8 million for the nine months ended September 30, 2004 from $5.9 million for the nine months ended September 30, 2003. Personnel and payroll related expenses increased $0.3 million for the three months ended September 30, 2004 over the three months ended September 30, 2003 due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86, and as a result, we expect personnel and payroll related expenses and outside services expense to increase in 2004 as compared to 2003. Accordingly, outside services increased $0.3 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. There was a slight variance in other expenses; including a $0.1 million decrease in depreciation expense for the three months ended September 30 2004 as

21.

compared to the three months ended September 30, 2003 due to a change in the methodology used to allocate depreciation between departments. There was also a $0.1 million decrease in bonus expense quarter over quarter based on the achievement of a product-based milestone with the release of Raindance Meeting Edition in March 2004 which triggered the payout of a cash commitment being accrued over the previous year, partially offset by the commencement of a bonus accrual in the third quarter of 2004 related to a product-based milestone expected to be achieved in 2005. Personnel and payroll related expenses increased $1.1 million for the nine months ended September 30, 2004 over the nine months ended September 30, 2003, due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software on account of the change in accounting treatment of these costs as mentioned above. Accordingly, outside services increased $1.2 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Conversely, there was a $0.2 million decrease in depreciation expense for the nine months ended September 30 2004 as compared to the nine months ended September 30, 2003 due to a change in the methodology used to allocate depreciation between departments. There was also a $0.2 million decrease in bonus expense for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 based on the achievement of a product based milestone with the release of Raindance Meeting Edition in March 2004 which triggered the payout of a cash commitment being accrued over the previous year, partially offset by the commencement of a bonus accrual in the third quarter of 2004 related to a product-based milestone expected to be achieved in 2005.

     General and Administrative. General and administrative expense decreased $0.3 million to $1.7 million for the three months ended September 30, 2004 as compared to $2.0 million for the three months ended September 30, 2003. General and administrative expense increased $0.3 million to $5.7 million for the nine months ended September 30, 2004 as compared to $5.4 million for the nine months ended September 30, 2003. Legal expenses decreased $0.3 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to the accrual of a $0.3 million loss contingency pertaining to a patent infringement suit in the third quarter of 2003, which was subsequently paid in the fourth quarter of 2003 and the first quarter of 2004. Outside services expense increased $0.5 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as a result of consultants we engaged to assist us with our Sarbanes-Oxley compliance and certain strategic initiatives. Legal expenses decreased $0.4 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to the accrual of a $0.3 million loss contingency pertaining to a patent infringement suit in the third quarter of 2003, which was subsequently paid in the fourth quarter of 2003 and the first quarter of 2004. There were slight fluctuations in other expenses, including amortization, accounting fees, salaries and allocated depreciation expense for the nine months ended September 30, 2004 as compared to the same period in the previous year.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.6 million to $0.1 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003. Stock-based compensation expense decreased $0.1 million to $2.1 million for the nine months ended September 30, 2004 as compared to $2.2 million for the nine months ended September 30, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended September 30, 2004 and 2003, we did not record any deferred stock-based compensation; however, during the nine months ended September 30, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. The $1.2 million of deferred stock-based compensation recorded in the first quarter of 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the Board of Directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally at the Board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved. However, the resignation of the Company’s former President and Chief Executive Officer

22.

effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the third quarter of 2004 we determined that one of the product-based revenue milestones will likely be achieved in 2005 and, accordingly, we have accelerated the stock compensation charge associated with 150,000 shares of restricted common stock directly related to, and subject to accelerated vesting upon the achievement of, this specific milestone. Stock-based compensation amounts are based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, which began in May 2002. The release of the stock from escrow was contingent upon the satisfaction of certain employment obligations, which were satisfied, to us by Carolyn Bradfield, the former president and chief executive officer of InterAct. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Other Income, net. Interest income remained flat at $0.1 million and $0.2 million for the three and nine months ended September 30, 2004 and 2003, respectively. Interest expense remained negligible for the three months ended September 30, 2004 and 2003, respectively, and also remained flat at $0.1 million for the nine months ended September 30, 2004 and 2003, respectively, decreasing slightly throughout the current year as we continue to pay down our debt service obligations.

Liquidity and Capital Resources

     As of September 30, 2004, cash, cash equivalents and investments were $42.2 million, an increase of $2.6 million compared with cash, cash equivalents and investments of $39.6 held as of December 31, 2003.

     Net cash provided by operations was $5.5 million and $10.6 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operations decreased significantly for the first nine months of 2004 as compared to the first nine months of 2003 primarily due to a net loss of $3.0 million for the nine months ended September 30, 2004 as compared to net income of $2.1 million for the nine months ended September 30, 2003. The decrease is also explained by an increase in accounts receivable, prepaid expenses and other current assets and decreases in accrued expenses and compensation, partially offset by an increase in accounts payable and deferred revenue.

     Net cash used by investing activities was $6.8 million and $6.7 million for the nine months ended September 30, 2004 and 2003, respectively. $11.2 million of the net cash used in investing activities for the nine months ended September 30, 2004 related to the purchase of investments, offset by $6.2 million in proceeds from the sale of investments. Additionally, there was $0.2 million provided by investing activities for the nine months ended September 30, 2004 due to the release of restricted cash in the current year. The remainder of the net cash used by investing activities in the first nine months of 2004 and 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity, offset slightly by proceeds from the disposition of fixed assets and a payment from an affiliated entity. Overall, we expect capital expenditures in the remainder of 2004 to be lower than the capital expenditures during the same period in 2003 due to the investments that we have made to increase our capacity and associated with the release of Raindance Meeting Edition that we do not expect to recur in 2004.

     Net cash used by financing activities was $1.2 million for the nine months ended September 30, 2004 and net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2003. Cash used by financing activities in the first nine months of 2004 was due to debt service payments, including the early repayment of our outstanding term loan in April 2004, offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. Cash provided by financing activities in the first nine months of 2003 was due to cash proceeds from the exercise of common stock options and employee stock purchase plan purchases, offset by debt service payments.

23.

     As of September 30, 2004, we had approximately $0.2 million in total debt obligations outstanding, all of which was current.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the current outstanding balance was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all of our tangible and intangible assets and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We were also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan is being repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. At September 30, 2004, the balance due under this agreement was $0.2 million, all of which was current. In April 2004 we entered into a credit agreement with another bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2004, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2004, we were in compliance with all financial loan covenants.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for twelve consecutive quarters. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters due to an anticipated increase in sales and marketing expenditures in connection with the release of Raindance Meeting Edition and an increase in research and development expenses. Looking ahead, our debt service payments will decrease in the remainder of 2004 as compared to 2003 primarily due to the early repayment of our term loan and we expect capital expenditures in the remainder of 2004 to be less than the comparable period in 2003. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow in the fourth quarter of 2004.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue in the first three quarters of 2004. At September 30, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.1 million or 10.2% of the Company’s total accounts receivable balance at such date. Our five largest customers represented $4.2 million or 23.0% of our total third quarter 2004 revenue and also represented $2.5 million or 22.4% of our total accounts receivable balance at September 30, 2004. The sixth through twenty-fifth largest customers represented $2.6 million or 14.3% of our total third quarter 2004 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results. For example, Oracle Corporation, whose purchases accounted for a significant portion of our revenue in the second quarter of 2004, significantly reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter. As such, we experienced a reduction of approximately $1.0 million in revenue from Oracle in the third quarter of 2004 as compared to the second quarter of 2004 due to this transition.

24.

     As of September 30, 2004, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $14.7 million and will be expended over the next two years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining commitment, as well as the agreement for material breach. Our vendor has disputed this position. The total remaining commitment that we terminated as of September 30, 2004 was approximately $6.1 million.

     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of September 30, 2004, are approximately $6.0 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of September 30, 2004, approximate $1.0 million that we expect to receive through September 2005.

     Our contractual obligations and commitments to make future payments as of September 30, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3years	4-5 years	Over 5 years
Debt	$174	$174	$—	$—	$—
Operating leases, exclusive of sublease receivables	6,036	2,136	2,232	1,668	—
Purchase obligations	14,674	6,924	7,750	––	––

Total contractual obligations and commitments	$20,884	$9,234	$9,982	$1,668	$—

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See Notes 5(c) and 5(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At September 30, 2004 our total employment-related commitments were approximately $4.0 million.

     Not included in the contractual commitments schedule above is the equipment purchase commitment we terminated in the second quarter of 2004. See Note 5(b) to the financial statements. Our vendor has disputed our position with respect to the termination. The total remaining commitment that we terminated as of September 30, 2004 was approximately $6.1 million, which would have been required to be expended in 2005.

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

25.

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

26.

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

     Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $171.3 million from our inception through September 30, 2004 and we expect to have additional net losses in the future. We expect to incur net losses in the near term as we expand our sales force, increase marketing expenditures and continue to invest in research and development efforts. In addition, our anticipated net losses may increase in the future if existing or future competitors decrease our market share, if price pressure increases, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. If our net losses in the future increase more than we anticipate, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Accordingly, we must significantly increase our revenue, which may be difficult for us to do.

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

27.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly net income and net loss ranged between $1.4 million net income and $1.9 million net loss in the four quarters ended September 30, 2004. Our quarterly revenue ranged between $20.3 million and $18.4 million in the four quarters ended September 30, 2004. Many of the factors that may cause fluctuations in our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations, as licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around certain times, such as spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. For example, in the quarter ended September 30, 2004, 91.1% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, increase our anticipated net losses, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our software or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 23.0% and 25.2% of our revenue in the quarters ended September 30, 2004 and 2003, respectively. The sixth through twenty-fifth largest customers represented 14.3% of our total third quarter 2004 revenue. These large customers have no obligation to continue to use our services. For example, Oracle Corporation was a large customer of ours, representing 5.1% of our revenue in the second quarter of 2004, and has significantly reduced the use of our services as it completed its transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our anticipated net losses would increase. We have a receivable due from Qwest Communications International, Inc. at September 30, 2004, which was approximately $1.1 million or 10.2% of the Company’s total accounts receivable balance.

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

28.

We have experienced significant pricing pressure for our Reservationless Conferencing services, which is expected to continue and has negatively impacted our revenues, gross margins and anticipated net losses.

     The prices for our services are subject to rapid and frequent changes. For example, our average price per usage based minute declined by 7.0% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing structure in the future. Audio conferencing-only revenue constituted 82.7% of our revenue in the third quarter of 2004 and we expect that audio-conferencing-only revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our revenue, margins and anticipated net losses.

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

     Our Raindance Meeting Edition and other next-generation services may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service may lose market share due to the vast majority of our resources being expended on our next-generation services. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and net losses.

Competition in the web conferencing services market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to further reduce our prices, or cause us to experience reduced sales, revenue and margins, loss of market share and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principle competitors include Centra Software, Cisco Systems, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principle competitors in the teleconferencing market include AT&T, Global Crossing, MCI, PTEK, Worldcom, Sprint and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing services market by acquiring one of our competitors. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall. As a result of these acquisitions, these large companies may expend significantly greater resources developing and enhancing conferencing services and/or software that

29.

directly compete with our offerings, and because these companies can leverage widespread use of their product and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline. In addition, some large software companies, such as Oracle and Macromedia, are also providing web conferencing products in addition to their software offerings. These companies may expend significantly greater resources developing, enhancing and marketing their web conferencing products, and as a result, our market share and revenue may significantly decline. In addition, Oracle was a large customer of ours and significantly reduced its use of our services as it substantially completed the transition to an internal conferencing system in the third quarter of 2004.

     Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as reduced pricing structures and large-scale marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower telephony costs as a result of their ownership of the underlying telecommunication network. Many more companies have entered and will continue to enter this market and invest significant resources to develop conferencing services that compete with ours. These current and future competitors may also offer or develop products or services that perform better than ours and as a result capture market share that may reduce our share as well as our revenue.

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	a competitor could be acquired by or enter into a strategic relationship with a party that has greater resources and experience than we do, such as the Microsoft/Placeware and Cisco/Latitude acquisitions, thereby increasing the ability of the competitor to compete with our services; or

•	a competitor could acquire or partner with one of our key suppliers, such as the acquisition of Voyant Technologies, our primary conferencing bridge supplier, by Polycom, Inc.

Our sales cycle makes it difficult to predict our quarterly operating results.

     Our sales cycle varies from several weeks to several months depending on the type and size of customer approached. Oftentimes, potential customers require approvals from multiple decision makers within their organizations. In addition, since most of our services are provided on a usage-based pricing model, it generally takes several weeks or months before our services are ramped for use within an organization. We also have experienced long sales cycles because we need to educate customers on the benefits of our web conferencing services, particularly Raindance Meeting Edition. These variables make it difficult for us to predict if and when our services will be adopted and used by our customers. As a result, our quarterly operating results are difficult to predict.

We have limited marketing, branding and lead-generation efforts, which may not be successful.

     We believe that significant marketing efforts are required to achieve brand recognition, to educate customers and potential customers on the benefits of our services, and to increase adoption of our services. We have limited resources, however, to support marketing, branding and lead generation efforts. As such, our current and planned marketing efforts may not be sufficient or successful to achieve the results we intend. As a result, our business may be harmed.

In the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license.

     We recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license to Voyant Technologies, which was acquired by Polycom. The software license fees associated with this license will not recur. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any significant software licensing revenue projected in the near term. In

30.

addition, by licensing software we may have created an opportunity for Voyant/Polycom to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

     For the quarter ended September 30, 2004, 20.5% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and increase our anticipated net losses.

     If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve widespread adoption for our services will suffer and our business and operating results will be harmed. Establishing these distribution relationships can take several months or more. In some cases, our service limitations, such as our inability to offer branding capabilities to our resellers, has prevented us and will continue to prevent us from establishing distribution relationships, Additionally, since the vast majority our contracts with our distribution partners are usage-based, it typically takes several months or longer before our distribution arrangements generate revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote greater resources to marketing and supporting the products and services of our competitors.

We depend on single source suppliers for conferencing bridges and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

     We purchase substantially all of our conferencing bridges from a single supplier, Voyant Technologies, which was acquired by Polycom. Any extended reduction, interruption or discontinuation in the supply of these bridges would cause significant delays and increased costs in providing services to our existing and prospective customers. These bridges form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In September 2003 we entered into an agreement with Voyant Technologies pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain VoIP technology functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified Voyant Technolgies that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement for material breach. Voyant Technologies has disputed our position and has threatened litigation against us. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources. Furthermore, if we are required to find alternative sources for these bridges, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results.

     We also have a limited number of sources for our telephony services, particularly due to the current routed architecture of our audio conferencing network upon which the majority of our services rely. If these suppliers were to terminate or interrupt their services, we may experience difficulties in obtaining alternative sources on commercially reasonable terms or in integrating alternative sources into our technology platform. In addition, if we were required to obtain these services from alternative sources, our cost of sales may substantially increase due to the limited amount of suppliers.

Due to increased price compression in the conferencing industry, we may be required to alter the architecture of our audio conferencing network.

     We have architected our audio conferencing network with conferencing bridges and telephony services to automatically route calls into conferences. While more reliable, the cost of this routed architectural approach is more expensive than a non-routed architecture. For example, the cost of purchasing routed telephony services is more expensive than it would be to purchase

31.

non-routed telephony services. In addition, our costs of purchasing routed telephony services have not decreased at the same rate as our prices have for Reseverationless Conferencing, our audio conferencing service. As a result of this trend, our margins have declined and our net losses have increased and both may continue to do so. In order to reduce costs, we may be required to alter the architecture of our audio conferencing network to a non-routed network in order to take advantage of lower priced telephony services. This would be expensive as we would be required to purchase non-routed conferencing bridges, as well as time-consuming, and we could experience technical difficulties and delays in doing so.

Our transition to VoIP technology is subject to significant risks, delays and costs.

     We recently announced that we intend to transition some of our long distance telephony traffic onto a VoIP platform. As a result of this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in this transition. For example, our primary bridge conferencing vendor did not have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a widespread VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. As a result of these delays, our anticipated net losses may increase. Any interruption in the delivery of our services may cause a loss of revenue and a loss of customers.

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

     A reduction in the performance, reliability or availability of our systems or services will harm our ability to provide our services to our users, as well as harm our reputation. Some of our customers have experienced interruptions in our services in the past due to service or network outages, periodic system upgrades and internal system failures. Similar interruptions may occur from time to time in the future. For example, usage of our Web Conferencing Pro service depends on computers being enabled with certain Java technology. There are new computers being shipped without Microsoft’s operating systems incorporating this Java technology. As such, our Web Conferencing Pro services will not work on these computers unless the user downloads the Java technology separately, which may be impracticable and expensive. Because our revenue depends largely on the number of users and the amount of minutes consumed by users, our business will suffer if we experience frequent or extended system interruptions or if our systems or services become unavailable. Our customers depend on the reliability of our services and we may lose customers if we fail to provide reliable services for even a single communication event.

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

32.

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

If we do not expand to provide services internationally, our ability to attract and retain multi-national customers will be harmed and as a result our business and operating results may be harmed.

     We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. This joint venture failed and was recently liquidated and dissolved. We have lost opportunities to attract and retain multi-national customers due to our failure to expand and provide services internationally. As a result, our business and operations have been harmed.

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

33.

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

     We believe our Reservationless Conferencing service is not subject to regulation by the Federal Communications Commission (FCC) or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional

34.

telecommunications carrier regulations for our Reservationless Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. For example, we recently received a letter from the FCC Investigations and Hearing Division of the Enforcement Bureau regarding filing requirements of telecommunications carriers. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Reservationless Conferencing service, which constitutes the vast majority of our revenue, until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Reservationless Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

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

We have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future.

     We have been sued for patent infringement and may be subject to additional claims alleging patent and intellectual property infringement in the future. In August 2003, a lawsuit was filed by Edisync Systems, LLC against us and some of our competitors alleging patent infringement. In December 2003, we entered into a definitive settlement agreement with the plaintiff, pursuant to which we paid $0.3 million. In addition, we may be subject to other claims alleging patent and intellectual property infringement in the future. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, divert management attention and resources, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims.

We have been sued for breach of contract and unjust enrichment and may be subject to additional claims.

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any alleged monetary damages. On June 30, 2004, we filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, Raindance filed a reply in support of our motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, Raindance answered iTalk’s complaint. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. In addition, we may be subject to other litigation, including from employees or former employees. Litigation

35.

could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources.

We may be subject to assessment of state sales and other taxes for the sale of our services, license of technology or provision of services, for which we have not accounted.

     We may have to pay past sales or other taxes that we have not collected from our customers. For example, we recently were audited by the Commonwealth of Massachusetts, Department of Revenue claiming that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We have formally protested this assessment and have requested a hearing to determine whether we are liable for sales tax in that state, and if so, the amount of such liability. Because we do not currently collect sales or other taxes on the sale of our services, our total liability in the state of Massachusetts could be as much as $0.2 million based on the position taken by Massachusetts. Additionally, more states may claim that we are subject to an assessment of sales or other taxes, in which case our total liability may increase. We also received an inquiry from the Internal Revenue Service related to federal excise taxes applicable to telecommunications carriers. Our business would be harmed if one or more states or the Internal Revenue Service were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales or other taxes for past sales and may have to pay such taxes out of our own funds.

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

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of September 30, 2004 we had approximately $1.1 million in deferred equity-based compensation expense. We expect this expense to be amortized over five years and to negatively impact our earnings during that time. We recorded approximately $0.9 million of this deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new President and Chief Executive Officer. $0.5 million of this deferred equity-based compensation will be recognized as an expense over the next year as certain restricted stock grants vest. Regulatory authorities are currently reviewing various proposals that would change the way stock options are reported. If we are required to report all employee stock options as an expense based on a change in accounting standards, our earnings will be negatively impacted, which may cause our stock price to decline and increase our anticipated net losses.

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

36.

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

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that our management will not find a material weakness in connection with its review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our current fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our current fiscal year. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, fines, or other sanctions or litigation.

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

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and September 30, 2004 our stock has traded as high as $6.30

37.

and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

38.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2004, the current portion of our long-term debt was $0.2 million. This balance due pertains to our loan agreement with a vendor and will be repaid at a fixed interest rate of 2.5% with quarterly payments due through April 2005. A change in interest rates would not affect our obligation related to debt existing as of September 30, 2004, as the interest rate related to this debt is fixed over the term. Increases in interest rates could, however, increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. We are currently not exposed to foreign currency risks, however, we may also decide to make future investments that will subject us to this risk, as well as additional market risk.

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

     Furthermore, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. The complaint does not quantify any alleged monetary damages. On June 30, 2004, we filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, Raindance filed a reply in support of our motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, Raindance answered iTalk’s complaint. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. In addition, from time to time, we have been subject to legal proceedings and claims in the ordinary course of business. Any claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

     On August 31, 2004 our Board of Directors approved the repurchase of up to $5,000,000 of our common stock, which we announced in a press release on September 8, 2004. These repurchases will be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan adopted by the Company. The repurchase program is expected to continue over the next twelve months unless modified by our Board of Directors and will be funded out of working capital. We did not repurchase any shares of our common stock during the quarter ended September 30, 2004.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit No.	Description
10.18.1	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

40.

Exhibit No.	Description
32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.
Date: November 9, 2004	By:	/s/ Nicholas J. Cuccaro
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

42.

Exhibit Index

Exhibit No.	Description
10.18.1	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.