Form 10-K
period 2004-12-31
RAINDANCE COMMUNICATIONS INC
filed 2005-03-15
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of March 1, 2005, there were 55,880,946 shares of the registrant’s common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004) was approximately $96,633,726. Shares of the registrant’s common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2004. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 year.

     Certain exhibits filed with the registrant’s Registration Statement on Form S-1 (File No. 333-30708), Annual Report on Form 10-K (File No. 000-31045, for fiscal year ended December 31, 2000) and Annual Report on Form 10-K (File No. 000-31045, for fiscal year ended December 31, 2003) are incorporated by reference into Part IV of this report on Form 10-K.

RAINDANCE COMMUNICATIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2004

SIGNATURES AND CERTIFICATIONS.	48

PART I

     Unless the context requires otherwise, references in this report to “Raindance,” the “Company,” “we,” “us,” and “our” refer to Raindance Communications, Inc.

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our strategies, future financial performance, and future operations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “predicts,” “potential” and words of similar import. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in this section and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” All forward-looking statements included in this Report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of certain risks and factors that may affect our business.

ITEM 1.      BUSINESS

Overview

     We provide remote communication services for everyday business meetings and events. Virtually all of our communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Raindance Meeting Edition, Reservationless Conferencing, Web Conferencing Pro, Operator-Assisted Conferencing and Unlimited Conferencing. Raindance Meeting Edition, which was released in March 2004, is our next-generation communication service that integrates audio, web and multi-point desktop video technology into one multi-media conferencing solution to support small ad-hoc workgroup meetings. Reservationless Conferencing provides for automated reservationless audio conferencing with simple web controls and presentation tools. Web Conferencing Pro allows users to integrate reservationless automated audio conferencing with advanced web interactive tools over the web such as application sharing, web touring and online whiteboarding to support large seminar events. Operator-Assisted Conferencing provides customers with operator assistance during high profile conferencing events and additional services such as call taping, digital replay and transcription, which we often bundle with our Web Conferencing Pro service. Unlimited Conferencing offers unlimited local toll access to our reservationless conferencing service for a fixed monthly rate. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis. We operate as a single business segment.

     We were incorporated in Delaware in April 1997. We first recorded revenue in 1998 and, excluding the fiscal year 2003, have incurred net losses every year since inception. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.

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

     Our services include the following:

     Raindance Meeting Edition. In the first quarter of 2004, our next-generation service, which we call Raindance Meeting Edition, became generally available to the public. Built on multimedia architecture, that we call the SwitchTower network, Raindance Meeting Edition intuitively integrates audio, web and video technologies into one seamless solution. Raindance Meeting Edition includes innovative features that drive the complexity out of planning, accessing and managing everyday remote meetings. In addition to easy-to-use multi-point video, browser and application sharing features, Raindance Meeting Edition unites directly with users’ desktops and provides seamless Outlook integration. Meeting moderators can use our unique ‘call-me’ feature to dial themselves into the conference with no access numbers to remember and invite participants using a one-click link. To engage participants in a fully collaborative experience as if everyone were in the same room, meeting moderators can allow participants to easily share documents and information in a virtual public workspace, control participants’ interactivity with customized settings and manage a roster of participants engaged in the audio, web and video portions of the meeting.

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

Future Service Offerings

     We intend to leverage the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the deployment of service enhancements and additional business communication solutions. For example, in mid-2005 we expect to release Raindance Seminar Edition, our next-generation seminar service designed to support large multi-media events.

Customers

     We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. As of December 31, 2004, we had 4,087 revenue generating customers. In 2004, direct customers accounted for 81% of our revenue. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. Some of our distribution partners also use our services internally. In 2004, we generated 19% of our revenue from these relationships. No single customer accounted for greater than 10% of total 2004 revenue. Our five largest customers represented $17.5 million or 23.3% of our total 2004 revenue and $17.7 million or 25.2% of our total 2003 revenue. Our ten largest customers represented $22.1 million or 29.3% of our total 2004 revenue and $22.5 million or 31.9% of our total 2003 revenue. This indicates a diminishing financial concentration in our five and ten largest customers; however, a loss of any one of these customers would still negatively impact our financial results.

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

Technology

     We have invested substantial human and capital resources to develop proprietary systems and applications that integrate disparate telephony and Internet communication technologies. Our layered approach to building applications allows us to effectively leverage our existing infrastructure, technologies and proprietary systems to accommodate changes in the marketplace. We believe this gives us a competitive advantage by allowing us to quickly and reliably develop new services and enhance our existing services based on evolving market needs. We believe that our technological resources give us the following benefits:

•	the ability to identify new, and enhance existing, web conferencing services;

•	the ability to build integrated applications by combining traditional telephony, voice over Internet protocol (VoIP) and Internet communication technologies; and

•	the ability to build a reliable and scalable communication infrastructure.

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

Research and Development

     Our research and development efforts are currently focused on leveraging the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the rapid deployment of service enhancements and additional business communication solutions to meet the changing needs of our diverse customer base. We believe our success will depend, in part, on our ability to develop and introduce new services and enhancements. We expensed, exclusive of stock-based compensation, approximately $10.5 million, $8.3 million and $7.6 million related to research and development activities in the years ended December 31, 2004, 2003 and 2002, respectively. As of March 1, 2005, we had a total of 68 full-time engineers and developers engaged in research and development activities. We intend to devote substantial resources to research and development for the next several years.

Sales and Marketing

     Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 1, 2005, we had 123 full-time employees engaged in sales and marketing. Our direct sales force targets our services primarily to large and medium-sized corporations with a proven need for business communication services in diverse vertical markets, such as computer software, business services, manufacturing and financial services. We also have an account management team that is responsible for developing our relationships and expanding opportunities within our existing customers. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. We also partner with agents to expand the size and reach of our direct sales efforts. A significant percentage of our sales force compensation is commission based.

     Marketing. We primarily focus our marketing efforts on direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

Customer Service

     We offer customer support and operator assistance 24 hours a day, seven days a week, free of charge, to our customers. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our users can request operator help during a conference directly from their computer or on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, and user and quick reference guides hosted on our web site. As of March 1, 2005, we employed 27 full-time technical and customer support representatives to respond to customer requests for support.

     The vast majority of our requests for customer support are based on general product functionality and basic technical assistance, such as browser setting adjustments. The majority of our customer inquiries can be addressed during an operations technician’s initial contact with the customer. If the issue cannot be resolved immediately, it is escalated to our Level II support team. If further help is required the issue is transferred to our Level III support team. Once the issue is identified and a timeline for a resolution is determined, the associated operations account manager will contact the customer with the resolution plan. Additionally, all customer incidents are tracked within our database for future reference and technical pattern analysis.

Competition

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services.

     We believe that the primary competitive factors in the web conferencing services market include:

•	pricing;

•	ease of use of services and breadth of features;

•	brand identity;

•	quality and reliability of communication services;

•	compatibility with new and existing communication formats;

•	access to and penetration of distribution channels necessary to achieve broad distribution;

•	ability to protect intellectual property;

•	quality of customer service;

•	ability to develop and support secure formats for communication delivery;

•	scalability of communication services; and

•	challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Our failure to adequately address any of the above factors could harm our competitive position.

     As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principle competitors include Centra Software, Cisco Systems, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Global Crossing, MCI, Premiere Global Services (formerly PTEK), Sprint and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing services market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall. In addition, some large software companies, such as Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline. In addition, Oracle, which was a large customer of ours, significantly reduced its use of our services as it completed the transition to an internal conferencing system in the third quarter of 2004.

     Other competitors or potential competitors may enter or expand their positions in the web conferencing services market by acquiring one of our competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. We also compete with resellers of web and audio conferencing services. Additionally, there are a number of private companies that have entered or may enter the web conferencing services market.

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

Intellectual Property

     The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have five issued patents in the United States. These patents cover functionality related to our Web Conferencing Pro service. We also have thirteen pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure. We may file more patent applications in the future. There is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.

     In addition, we have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims. From time to time, we have received notices alleging that we infringe issued third-party patents or other intellectual property rights. When this happens, we evaluate the allegations based on an investigation of the intellectual property asserted against our services. In addition, we evaluate our ability to allege counterclaims. We may also evaluate settlement opportunities, including licensing or cross-licensing arrangements that may include royalty provisions or distribution restrictions, neither of which may be advantageous for our business. In some cases, these matters result in litigation, which is expensive, time-consuming and could divert management’s attention and resources. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt or delay distribution of our services while we reengineer them or seek licenses for necessary intellectual property, which might not be available on commercially reasonable terms or at all.

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

Employees

     As of March 1, 2005, we employed 248 full-time people. The employees included 30 in general and administrative functions, 27 in customer service, 123 in sales and marketing and 68 in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Available Information

     You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC. The SEC’s Internet site can be found at “http://www.sec.gov.” Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.      PROPERTIES

     Our principal executive office is located in Louisville, Colorado where we lease two facilities, which combined, approximate 43,500 square feet. One of the buildings, representing approximately 36,500 square feet, is partially owned by Paul Berberian, our chairman of the board and former chief executive officer and president. This lease commenced in October 1999 and has a term of ten years. Pursuant to this lease, we pay rent of $60,848 per month subject to an annual adjustment for inflation based on the consumer price index. We also pay the operating expenses related to this building, which are currently $17,326 per month and vary on an annual basis. In connection with the acquisition of Interact Conferencing, LLC, we also assumed a facility lease obligation associated with a building that is partially owned by the former president and chief executive officer of InterAct Conferencing who became an officer of the Company upon the completion of the acquisition in 2002 and whose employment with us terminated in June 2004. This facility is located in Roswell, Georgia and approximates 12,000 square feet. The lease obligation commenced in May 2002 and has a term of five years. Pursuant to this lease we pay rent of $12,250 per month and also pay operating expenses of approximately $2,570 per month, which vary on an annual basis. Based on an independent review of both of these properties and the related lease terms, we believe our lease obligations are fair and reasonable. Additionally, the Company leases office space for current or former satellite sales offices that are typically less than 3,000 square feet in six other states. We currently utilize one of these satellite facilities in California for a sales office and sublease the others to third parties. At December 31, 2004, the Company occupied three offices in Colorado, one in California and one in Georgia. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3.      LEGAL PROCEEDINGS

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On June 30, 2004, we filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, Raindance filed a reply in support of our motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, Raindance answered iTalk’s complaint. On December 10, 2004 the Court set a five day jury trial commencing August 29, 2005. Raindance disputes plaintiff’s claims and intends to defend against them vigorously.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information and Holders

     Our common stock commenced trading under the trading symbol RNDC on The Nasdaq National Market on May 17, 2001. Prior to that, our common stock traded on The Nasdaq National Market under the trading symbol EVOK, which commenced with our listing on July 25, 2000. The price for our common stock as of the close of business on March 1, 2005 was $2.36 per share. As of March 1, 2005, we had approximately 236 stockholders of record.

     The following table sets forth the high and low sales prices per share of our common stock as of the market close for the periods indicated:

	High	Low
2004:
First Quarter	$3.51	$2.51
Second Quarter	$2.84	$1.92
Third Quarter	$2.01	$1.27
Fourth Quarter	$2.40	$1.49
2003:
First Quarter	$3.55	$1.30
Second Quarter	$3.01	$1.80
Third Quarter	$3.19	$2.18
Fourth Quarter	$3.24	$2.18

     Dividends

     We have never paid any cash dividends on our common stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. On October 9, 2001, we entered into a loan and security agreement with a bank, pursuant to which we were prohibited from paying any dividends without the bank’s prior written consent. In April 2004, this agreement was terminated and a new loan and security agreement with a different bank was entered into, which continues to prohibit us from paying any dividends without prior written consent from the bank.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference in our definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 5, 2005.

     Recent Sales of Unregistered Securities

     We did not sell any equity securities during the year ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended.

     Stock Repurchase Program

     On August 31, 2004 our board of directors approved the repurchase of up to $5,000,000 of our common stock over twelve months, unless modified by our board, which we announced in a press release on September 8, 2004. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. We did not repurchase any shares of our common stock during the quarter ended December 31, 2004.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2004, and the balance sheet data at December 31, 2004 and 2003 are derived from our financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm, and are included elsewhere in this filing. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from our audited financial statements, which have been audited by KPMG LLP, and are not included in this filing. We acquired Contigo Software, Inc. in June 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the five years ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 include the results of operations of Contigo subsequent to June 16, 2000 and the financial position of Contigo as of such date, respectively. We acquired substantially all of the assets of InterAct Conferencing, LLC in April 2002 in a transaction accounted for as a purchase. The consolidated statement of operations data for each of the three years ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 include the results of operations of InterAct subsequent to April 30, 2002 and the financial position of InterAct as of such date, respectively. Historical results are not indicative of the results to be expected in the future.

     In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” became effective and as a result, amortization of goodwill ceased upon adoption of the Statement on January 1, 2002. Amortization expense related to goodwill would have been $12.2 million in 2003 and $26.5 million in 2002 at the prior amortization rate. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform at least an annual impairment review thereafter.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Service	$75,269	$66,611	$60,651	$39,410	$18,022
Software	—	4,000	—	—	—

Total Revenue	75,269	70,611	60,651	39,410	18,022

Cost of Revenue:
Service	34,029	28,506	26,635	22,457	16,144
Software	—	—	—	—	—

Total Cost of Revenue	34,029	28,506	26,635	22,457	16,144

Gross profit	41,240	42,105	34,016	16,953	1,878

Operating expenses:
Sales and marketing	24,044	19,687	18,508	20,362	53,169
Research and development	10,466	8,289	7,599	5,704	8,011
General and administrative	8,038	7,202	7,515	7,397	8,441
Amortization of goodwill	—	—	—	26,506	14,534
Stock-based compensation expense	2,211	2,814	3,028	2,834	8,383
Asset impairment charges	—	—	138	4,576	—
Restructuring charges, contract termination expenses, severance and litigation expenses	—	596	584	1,696	11,133

Total operating expenses	44,759	38,588	37,372	69,075	103,671

Income (loss) from operations	(3,519)	3,517	(3,356)	(52,122)	(101,793)
Interest income, net	330	101	128	887	3,247
Other income (expense), net	(136)	(71)	(126)	(1,488)	(207)

Net income (loss)	(3,325)	3,547	(3,354)	(52,723)	(98,753)
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	—	—	1,725

Net income (loss) attributable to common stockholders	$(3,325)	$3,547	$(3,354)	$(52,723)	$(100,478)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.07)	$(1.12)	$(4.69)

Diluted	$(0.06)	$0.06	$(0.07)	$(1.12)	$(4.69)

Weighted average number of common shares outstanding:
Basic	53,937	52,672	50,502	47,280	21,443
Diluted	53,937	54,774	50,502	47,280	21,443
Cash dividends declared	—	—	—	—	—

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,458	$39,607	$31,699	$34,222	$43,311
Short-term investments	32,935	—	—	—	—
Working capital	44,246	37,179	31,622	31,567	38,871
Total assets	118,725	122,557	113,005	110,252	158,824
Long-term debt, less current portion	—	1,227	2,026	3,064	810
Restructuring reserve, less current portion	—	187	518	914	2,952
Total stockholders’ equity	108,006	107,922	100,323	94,768	141,710

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our consolidated financial statements and related notes that begin on page F-1.

Overview

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes that begin on page F-1, you will read about significant events and trends that materially impact earnings, revenue and other metrics of financial performance. Significant events and trends discussed in this Management’s Discussion and Analysis include significant pricing pressure that has negatively impacted, and is expected to continue to negatively impact, revenue, gross margins and our ability to achieve or maintain profitability, changes to accounting rules related to stock compensation expense that are anticipated to significantly affect our financial results in the second half of 2005, a one-time software license we entered into in 2003, severance charges we incurred in 2003, a change in accounting treatment for costs associated with the development of our next-generation service, which commenced in the third quarter of 2003, and restructuring charges and asset impairment charges we incurred in 2002. These significant events and trends have materially impacted, or are expected to materially impact, our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in the section entitled “Risk Factors That May Affect Our Operating Results and The Market Price Of Our Common Stock” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.

     As of December 31, 2004, we had an accumulated deficit of $171.7 million. Our quarterly and yearly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our net loss was $0.4 million and our net income was $1.4 million for the quarters ended December 31, 2004 and 2003, respectively, and our net loss was $3.3 million and our net income was $3.5 million for the years ended December 31, 2004 and 2003, respectively. Although we reported net income throughout the year ended December 31, 2003, we incurred net losses in each quarter of 2004. Additionally, we expect to report net income in the first quarter of 2005; however there can be no assurance that we will achieve or maintain net income in the future. Our stock-based compensation expense will increase significantly beginning in the third quarter of 2005 due to a change in accounting rules that will require us to record compensation expense for employee stock options and our employee stock purchase plan in the financial statements.

     No single customer accounted for greater than 10% of total 2004 revenue. Our five largest customers represented $17.5 million or 23.3% of our total 2004 revenue and $17.7 million or 25.2% of our total 2003 revenue. Our ten largest customers represented $22.1 million or 29.3% of our total 2004 revenue and $22.5 million or 31.9% of our total 2003 revenue. This indicates a diminishing financial concentration in our five and ten largest customers; however, a loss of any one of these customers would still negatively impact our financial results. In December 2004 we settled a billing dispute with a significant customer and vendor related to the provision and procurement of prior services which resulted in recognition of $0.4 million in revenue and $0.1 million in cost of revenue.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. Such opportunities to license our software have arisen infrequently and are difficult to predict, and currently we do not anticipate any software license revenue in the near term. For example, we recognized $1.1 million and $2.9 million in software revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. As a result, the impact this revenue has had on our business and financial results in the past is not consistent and should not be relied upon as indicative of our future performance. In the quarter ended December 31, 2004, 9.7% of our revenue was non-usage based as compared to 22.3% in the quarter ended December 31, 2003. In the year ended December 31, 2004, 8.9% of our revenue was non-usage based as compared to 14.1% in the year ended December 31, 2003. We expect our non-usage based revenue to approximate 7% to 12% of our total revenue in the first quarter of 2005.

     Our next-generation service, Raindance Meeting Edition, was released in March 2004. Raindance Meeting Edition revenue growth has been slower than anticipated and we believe this is due in large part to the small workgroup collaboration services sector being in the early adoption phase. However, we continue to add new customers and revenue from this product is increasing quarter over quarter. We expect to release Raindance Seminar Edition in mid-2005. Raindance Seminar Edition complements Raindance Meeting Edition and is designed for large, planned seminar events where there is one main presenter and hundreds or thousands of participants. Currently, it is difficult to predict with any certainty the impact Raindance Seminar Edition will have on our business, operations and financial results, the market in general, or our existing customer base including those that currently utilize Web Conferencing Pro.

     Our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $12.7 million in 2004 compared to $11.1 million in 2003. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events and we expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.

Statement of Operations Overview

     The following describes how we recognize revenue for the services and software we offered as of December 31, 2004:

•	Raindance Meeting Edition. Revenue for our Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. We recognize usage revenue from our Raindance Meeting Edition services in the period the meeting is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Reservationless Conferencing Revenue. Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.

•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. Event fees are generally hourly charges that are recognized as the events take place. We recognize revenue associated with any initial set-up fees ratably over the term of the contract. Revenue from software license agreements is either recognized upon shipment of the software when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and vendor-specific objective evidence is available for the fair value of all undelivered elements, or recognized ratably over the software support period if we do not have vendor-specific objective evidence for all undelivered elements.

•	Operator-Assisted Revenue. Revenue for our Operator-Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, we charge customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. We recognize usage revenue and related fees from our Operator-Assisted Conferencing service in the period the call is completed.

•	Unlimited Conferencing. Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue each month.

     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of Reservationless Conferencing and Web Conferencing Pro or Raindance Meeting Edition revenue will affect our gross profit, as our cost of revenue is typically higher on our Reservationless Conferencing service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure; however, we currently expect capital expenditures in 2005 to be comparable with 2004. We expect that our cost of revenue will increase in 2005 due to a corresponding increase in revenue, but do not expect cost of revenue as a percentage of revenue to change materially. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2005. We have a limited number of sources for our telephony services. If one of our suppliers were to terminate or interrupt its services, we may experience difficulties or delays in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost. We are also involved in a dispute with our primary conferencing bridge provider that may require us to seek alternative sources for conferencing bridges, which may be difficult and expensive to integrate into our existing infrastructure.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We currently expect sales and marketing expenses to remain relatively flat in absolute dollars and decrease as a percentage of revenue as we expand our sales force and continue our marketing initiatives in 2005 to support Raindance Meeting Edition and the anticipated mid-2005 release of Raindance Seminar Edition.

     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.3 million of internally developed software in 2004 and expect to continue to capitalize costs associated with internally developed software in 2005. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86. Since the second quarter of 2001 we had capitalized, pursuant to SOP 98-1, $2.8 million in costs associated with our next-generation service, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. We currently expect to continue to make investments in research and development and anticipate that these expenditures will remain relatively flat in absolute dollars and decrease as a percentage of revenue in 2005.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses. We currently expect general and administrative expenses to remain relatively flat in terms of absolute dollars and decrease as a percentage of revenue in 2005.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain business and technical personnel. Stock-based compensation expense is based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. As of May 2004, all of these options with fair values deemed in excess of the exercise price were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended December 31, 2004 we did not record any deferred stock-based compensation; however, during the year ended December 31, 2004, we recorded $0.9 million of deferred stock-based compensation. We also expensed $0.1 million and $2.2 million of stock-based compensation in the three months and year ended December 31, 2004, respectively. The $0.9 million of deferred stock-based compensation for the year ended December 31, 2004 relates to the issuance of 275,000 shares of restricted stock to our new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement.

     In the year ended December 31, 2003 we recorded $1.2 million of deferred stock-based compensation related to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the board of directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally at the board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or, generally in the board’s discretion, upon a change in control of the Company. However, the termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2003 we determined that a product-based milestone would likely be achieved in 2004 and, accordingly, we accelerated the stock compensation charge associated with 100,000 shares of restricted common stock and began accruing a $0.2 million cash bonus. In the first quarter of 2004 this milestone was achieved and the cash bonus of $0.2 million was paid and the restricted stock was released and issued. In the third quarter of 2004 we determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, we began accruing a $0.3 million cash bonus payable upon the achievement of the milestone and accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.

     In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition. The deferred stock-based compensation related to these shares was being expensed over three years, beginning in May 2002. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the release of certain escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Assuming that no additional shares of restricted stock will be forfeited or granted, assuming there is no change in control of the Company, and excluding stock-based compensation expense we expect to record as a result of adopting Financial Accounting Standards Board (FASB) 123R -“Share-Based Payment: an amendment of FASB No. 123 and 95,” we estimate incurring stock-based compensation expense of approximately $0.5 million in 2005 for common stock issued or awarded to our employees and members of our board of directors under our equity plans through December 31, 2004.

Other Data – Non-GAAP Financial Measure

     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering, we have reported adjusted EBITDA, a financial measure that is not defined by Generally Accepted Accounting Principles (GAAP). Certain restructuring charges and asset impairment charges historically presented in this non-GAAP financial performance measure have been removed from adjusted EBITDA for 2002 to conform to the presentation of adjusted EBITDA for the year ended December 31, 2004 and 2003.

     The calculation of adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$(3,325)	$3,547	$(3,354)
Add: depreciation, amortization and other income (expense), net	11,001	10,265	10,360
Add: stock-based compensation expense	2,211	2,814	3,028

Adjusted EBITDA	$9,887	$16,626	$10,034

     Although we had achieved quarterly net income for five consecutive quarters ending December 31, 2003, we recorded net losses in each quarter of 2004 partially due to the increase in sales and marketing expenditures to support the release of Raindance Meeting Edition. Our research and development costs also increased in 2004 over 2003 due to a change in accounting treatment of our software development costs. Additionally, our cost of revenue increased in 2004 primarily due to an increase in variable costs as a result of an increase in revenue. For the year ended December 31, 2004, as compared with the year ended December 31, 2003, our net income decreased by $6.9 million, resulting in a $3.3 million net loss for the current year. For the year ended December 31, 2004, as compared with the year ended December 31, 2003, adjusted EBITDA decreased by $6.7 million. The trend from 2003 to 2004 depicted by this calculation indicates that we increased operating costs primarily in sales and marketing and research and development expenses for a new product launch and ongoing product development with the majority of these expenditures contributing to the net loss for 2004 and the corresponding decrease in adjusted EBITDA. For the year ended December 31, 2003, as compared with the year ended December 31, 2002, our net loss decreased by $6.9 million, resulting in $3.5 million in net income for 2003. For the year ended December 31, 2003, as compared with the year ended December 31, 2002, adjusted EBITDA increased by $6.6 million. The trend from 2002 to 2003 depicted by this calculation indicates that we were successful in reducing our net loss and generating net income as well as increasing adjusted EBITDA, primarily as a result of our efforts to control operating costs while simultaneously increasing revenue.

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

     The funds depicted by adjusted EBITDA were not available for our discretionary use due to debt service and debt maturities, all of which were satisfied in 2004, and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $7.4 million, $18.2 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively; net cash used by investing activities was $35.2 million, $10.3 million and $9.6 million for the years ended December 31, 2004, 2003 and 2002, respectively; net cash used by financing activities was $1.3 million for the year ended December 31, 2004, net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003, and net cash used by financing activities was $0.1 million for the year ended December 31, 2002.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue. Total revenue increased by $4.7 million to $75.3 million for the year ended December 31, 2004 from $70.6 million for the year ended December 31, 2003. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service and the loss of Oracle Corporation who accounted for a significant portion of our revenue in 2003 and reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. We recognized $4.0 million in revenue in 2003 associated with the sale of a Web Conferencing Pro license. Opportunities to license our software have traditionally arisen infrequently and are difficult to predict. We did not record any software revenue in 2004 and do not currently project software licensing revenue in 2005. Total minutes attributable to our usage-based services were 759.5 million and 636.1 million for the years ended December 31, 2004 and 2003, respectively, which represents a 19.4% increase in minutes. Usage-based revenue increased by 13.0% in 2004 from 2003, which indicates that our average price per usage based minute declined by approximately 5.4% or .0051 cents per minute in 2004. We expect this trend to continue in the foreseeable future.

     Cost of Revenue. Cost of revenue increased $5.5 million to $34.0 million for the year ended December 31, 2004 from $28.5 million for the year ended December 31, 2003. Telecommunications costs increased $2.9 million for the year ended December 31, 2004 over the year ended December 31, 2003 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $2.0 million for the year ended December 31, 2004 due to additional hardware and software being placed into service in 2004, including the depreciation of capitalized costs in connection with the release of Raindance Meeting Edition in March of 2004. Expense associated with our Operator-Assisted Conferencing service increased $0.8 million in the current year, which is consistent with growth in revenue from this service. Conversely, maintenance and repairs expense decreased $0.2 million for the year ended December 31, 2004 from the year ended December 31, 2003. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $12.7 million in 2004 compared to $11.1 million in 2003. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events and we expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.

     Sales and Marketing. Sales and marketing expense increased $4.3 million to $24.0 million for the year ended December 31, 2004 from $19.7 million for the year ended December 31, 2003. Bad debt expense increased $0.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as a result of the on-going quarterly analysis of the bad debt reserve. Commissions expense increased $0.4 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 in connection with an increase in revenue in the current year. Personnel and payroll related expenses increased $1.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to increased headcount in 2004 as compared to 2003. Expenses related to advertising and promotion, lead generation, market research and sales tools increased $0.3 million, $0.8 million, $0.4 million, and $0.2 million, respectively, for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to an overall increase in marketing initiatives, some of which directly related to the release of Raindance Meeting Edition which occurred in March 2004. Additionally, trade show expenses, travel expenses and meetings and conferences expenses have each increased $0.2 million year over year due to an overall increase in marketing and sales initiatives. Outside service expense increased $0.4 million in the current year over the previous year due to consulting services utilized in connection with the sales organization restructuring. Offsetting these increases, depreciation expense decreased $0.8 million for the year ended December 31, 2004 as compared with the year ended December 31, 2003 primarily due to fixed assets not specifically allocated to cost of revenue becoming fully depreciated.

     Research and Development. Research and development expense increased $2.2 million to $10.5 million for the year ended December 31, 2004 from $8.3 million for the year ended December 31, 2003. Personnel and payroll related expenses increased $1.3 million for the year ended December 31, 2004 over the year ended December 31, 2003 due to increased headcount in connection with the development of Raindance Meeting Edition that was released in March 2004, as well as a decrease in capitalized internally-developed software. Similarly, outside services increased $1.1 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in personnel and payroll related expenses and outside services is primarily related to a change in the accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. There was a slight variance in other expenses, including a $0.2 million decrease in depreciation expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to fixed assets not specifically allocated to cost of revenue becoming fully depreciated.

     General and Administrative. General and administrative expense increased $0.8 million to $8.0 million for the year ended December 31, 2004 as compared to $7.2 million for the year ended December 31, 2003. Legal expenses decreased $0.2 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to the accrual of a $0.3 million loss contingency pertaining to a patent infringement suit in the third quarter of 2003, which was subsequently paid in the fourth quarter of 2003 and the first quarter of 2004. Accounting expense increased $0.4 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to an increase in audit fees associated with the audit of internal controls over financial reporting required by Sarbanes-Oxley. Outside services expense increased $0.7 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as a result of consultants we engaged to assist us with our Sarbanes-Oxley compliance effort and certain strategic initiatives. There were slight fluctuations in other expenses, including amortization, bonuses, payroll, recruiting expense and allocated depreciation expense for the year ended December 31, 2004 as compared to the previous year.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.6 million to $2.2 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the year ended December 31, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. The $1.2 million of deferred stock-based compensation recorded in the first quarter of 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the board of directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally at the board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved. However, the termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the first quarter of 2003 we determined that a product-based milestone would likely be achieved in 2004 and, accordingly, we accelerated the stock compensation charge associated with 100,000 shares of restricted common stock. In the first quarter of 2004 this milestone was achieved and the restricted stock was released and issued. In the third quarter of 2004 we determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, we have accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.

     In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, beginning in May 2002. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the release of certain escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Severance. In October 2003, we entered into a separation agreement with our former president and chief executive officer to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, we recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. The unpaid severance commitment at December 31, 2004 was $0.3 million. In addition, 200,000 shares of common stock issued to him in February 2003 under the Executive Performance-Based Compensation Arrangement were subject to forfeiture and were cancelled as of December 31, 2003, which triggered the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, a $1.5 million cash compensation commitment allocated to our former president and chief executive officer under the Executive Performance-Based Compensation Arrangement was cancelled as of the termination of his employment.

     Other Income, net. Interest income increased $0.1 million to $0.4 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003, respectively, as interest rates increased in the latter half of 2004 and we began purchasing short-term investments. Interest expense remained flat at $0.1 million for the years ended December 31, 2004 and 2003, respectively, decreasing slightly in the current year as we retired our debt obligations in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenue. Total revenue increased by $10.0 million to $70.6 million for the year ended December 31, 2003 from $60.6 million for the year ended December 31, 2002. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we experienced for some of our services, particularly our Reservationless Conferencing Service. In addition, we first recognized significant revenue from our Operator-Assisted Conferencing service in the first quarter of 2003. We also recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license. This license was entered into contemporaneously with our agreement to purchase $10.3 million in hardware from the licensee, who is also our primary hardware vendor, through December 2005. Opportunities to license our software have traditionally arisen infrequently and are difficult to predict. Total minutes attributable to our usage-based services were 636.1 million and 453.0 million for the years ended December 31, 2003 and 2002, respectively, which represents a 40.4% increase in minutes. Usage-based revenue increased by 18.5% in 2003 from 2002, which indicates that our average price per usage based minute declined by approximately 15.4% or .0174 cents per minute in 2003. Although this trend continued into 2004, we saw pricing pressure at a reduced rate in the latter months of 2003 and in 2004 and therefore lowered our per usage based minute prices at a reduced rate, as discussed above.

     Cost of Revenue. Cost of revenue increased $1.9 million to $28.5 million for the year ended December 31, 2003 from $26.6 million for the year ended December 31, 2002. Telecommunications costs increased $0.5 million for the year ended December 31, 2003 over the year ended December 31, 2002 due to an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services, partially offset by volume discounts received from our long distance telephony providers, as well as an overall improvement in the utilization of our infrastructure. Total depreciation expense increased $0.5 million for the year ended December 31, 2003 due to additional hardware and software being placed into service in 2003, partially offset by allocated depreciation due to decreased headcount over the same period in the previous year. Salaries expense decreased $0.4 million due to decreased headcount in the year ended December 31, 2003 from the year ended December 31, 2002. Conversely, expense associated with our Operator-Assisted Conferencing service increased $1.1 million in 2003, which is consistent with growth in revenue from this service. Maintenance and repairs expense increased $0.2 million for the year ended December 31, 2003 from the year ended December 31, 2002 primarily due to an increase in gross property and equipment. The primary positive drivers that affect our gross profit are reductions in our long distance rates, a general improvement in our infrastructure utilization, the sale of subscriptions and software licenses with virtually no corresponding variable cost of revenue expense, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service.

     Sales and Marketing. Sales and marketing expense increased $1.2 million to $19.7 million for the year ended December 31, 2003 from $18.5 million for the year ended December 31, 2002. Commissions and bonus expense increased $0.8 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 in connection with an increase in revenues in the current year. Recruiting expense increased $0.2 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to increased headcount over the same period in the previous year. Outside service expense increased $1.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the beta launch of Raindance Meeting

Edition in the fourth quarter of 2003. Offsetting these increases, bad debt expense decreased $0.8 million for the year ended December 31, 2003 as compared with the year ended December 31, 2002 due to fewer bankruptcy filings within our customer base, as well as a general improvement in our accounts receivable aging, which resulted in a reduction of our bad debt reserve. Expenses related to telemarketing, lead generation and market research decreased $0.5 million for the year ended December 31, 2003 from 2002.

     Research and Development. Research and development expense increased $0.7 million to $8.3 million for the year ended December 31, 2003 from $7.6 million for the year ended December 31, 2002. Personnel and payroll related expenses increased $0.1 million for the year ended December 31, 2003 over the year ended December 31, 2002 due to increased headcount in connection with the development of Raindance Meeting Edition that took place in 2003, offset by an increase in capitalized internally-developed software. Outside services increased $0.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 also in connection with the development of Raindance Meeting Edition that took place in 2003. There was a slight variance in other expenses; primarily a $0.2 million increase in repairs and maintenance for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Based on plans developed in the third quarter of 2003 regarding the external distribution of software, we changed the accounting treatment of costs associated with the development of our next-generation service from SOP 98-1 to SFAS 86.

     General and Administrative. General and administrative expense decreased $0.3 million to $7.2 million for the year ended December 31, 2003 as compared to $7.5 million for the year ended December 31, 2002. Legal and litigation expenses increased $0.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, partially due to a lawsuit that was filed against us in the third quarter of 2003. Offsetting this increase was a reduction in various expenses, including personnel and payroll related expenses and allocated depreciation expense due to decreased headcount.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.2 million to $2.8 million for the year ended December 31, 2003 as compared to $3.0 million for the year ended December 31, 2002. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which are being recognized over the applicable vesting periods, which generally are four years. During the first quarter of 2003 we recorded $1.2 million of deferred stock-based compensation that relates to 750,000 shares of restricted stock issued to certain executives and key employees in February 2003 under our Executive Performance-Based Compensation Arrangement. The restricted stock grants vest in full on the sixth anniversary of their issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or in the board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, with such charges being accelerated when it becomes probable that the financial or product-based milestones will be achieved. However, the resignation of our former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million, as none of the acceleration milestones were achieved by this time. In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and will be released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares is being expensed over three years, beginning in May 2002. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

     Asset Impairment Charges. In the fourth quarter of 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. For a discussion of the methodology used to determine the amount of the impairment charge under this model, see the section entitled “Critical Accounting Policies and Estimates” below and the notes to our consolidated financial statements beginning on page F-8. We completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, we recorded an impairment loss of $0.2 million in the fourth quarter of 2002.

     In the fourth quarter of 2002, we recorded a reversal of $0.1 million based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe.

     Severance. In October 2003, we entered into a separation agreement with our former president and chief executive officer to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, we recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. In addition, 200,000 shares of common stock issued to him in February 2003 under the Executive Performance-Based Compensation Arrangement were subject to forfeiture and were cancelled as of December 31, 2003, which triggered the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, a $1.5 million cash compensation commitment allocated to our former president and chief executive officer under the Executive Performance-Based Compensation Arrangement was cancelled as of the termination of his employment.

     Restructuring Charges. In the fourth quarter of 2000, we reassessed our cost structure and in December 2000, our board of directors approved a plan of restructuring, which was announced in January 2001. In connection with this restructuring, we streamlined our operations to focus on our core web conferencing service offerings. Additionally, in connection with streamlining operations, we refocused our marketing strategy, reduced our workforce and closed several leased office facilities. In connection with this restructuring we recorded restructuring charges of $0.2 million and $0.4 million in the first and second quarter of 2002, respectively. The actual cost savings we anticipated as a result of this restructuring effort have been realized with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took us longer than expected to sublease or otherwise terminate our lease obligations in certain cities. We will continue to monitor and adjust, as warranted, the restructuring reserve associated with remote sales facilities based on current facts and circumstances.

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

Income Taxes

     We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard 109, “Accounting for Income Taxes.” At December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $125.5 million, which are available to offset future federal taxable income, if any, through 2024. We experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual usage of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $104.0 million are not limited by Section 382 as of December 31, 2004. The availability of our net operating losses will be affected should we experience another ownership change in the future, as defined in Internal Revenue Code Section 382. Currently, we have recorded a valuation allowance equal to our net deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we had generated net income for the five consecutive quarters ending December 31, 2003, we incurred a net loss in all four quarters of 2004 and believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which is anticipated to increase net income in the period in which such determination is made. Evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in several consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our net deferred tax assets at December 31, 2004 were $49.1 million and we have established a full valuation allowance for our net deferred tax assets.

Quarterly Results of Operations

     The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2003	2003	2003	2003
	(in thousands, except per share data)
Revenue:
Service	$19,582	$19,328	$18,408	$17,951	$15,438	$16,835	$16,959	$17,377
Software	—	—	—	—	—	—	1,056	2,944

Total Revenue	19,582	19,328	18,408	17,951	15,438	16,835	18,015	20,321

Cost of Revenue:
Service	8,556	9,045	8,431	7,998	6,476	6,874	7,394	7,760
Software	—	—	—	—	—	—	—	—

Total Cost of Revenue	8,556	9,045	8,431	7,998	6,476	6,874	7,394	7,760

Gross profit	11,026	10,283	9,977	9,953	8,962	9,961	10,621	12,561

Operating expenses:
Sales and marketing	6,500	6,290	6,005	5,249	4,463	4,842	4,644	5,738
Research and development	2,726	2,427	2,618	2,695	1,697	2,020	2,159	2,412
General and administrative	1,909	2,128	1,699	2,302	1,676	1,741	1,993	1,791
Stock-based compensation expense	613	1,325	134	139	781	778	679	576
Severance	—	—	—	—	—	—	—	596

Total operating expenses	11,748	12,170	10,456	10,385	8,617	9,381	9,475	11,113

Income (loss) from operations	(722)	(1,887)	(479)	(432)	345	580	1,146	1,448
Other income (expense), net	17	13	87	78	(5)	33	6	(5)

Net income (loss)	$(705)	$(1,874)	$(392)	$(354)	$340	$613	$1,152	$1,443

Net income (loss) per share
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.01)	$0.01	$0.01	$0.02	$0.03

Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.01)	$0.01	$0.01	$0.02	$0.03

Weighted average number of common shares outstanding
Basic	53,548	53,859	54,079	54,255	52,557	53,273	53,565	53,124

Diluted	53,548	53,859	54,079	54,255	53,930	55,001	55,320	55,455

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

Liquidity and Capital Resources

     As of December 31, 2004, cash, cash equivalents and short-term investments were $43.4 million, an increase of $3.8 million compared with cash and cash equivalents of $39.6 million held as of December 31, 2003.

     Net cash provided by operations was $7.4 million; $18.2 million and $7.2 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. Cash provided by operations decreased in 2004 from cash provided by operations in 2003 primarily due to a net loss of $3.3 million for the year ended December 31, 2004 as compared to net income of $3.5 million for the year ended December 31, 2003. The decrease is also explained by an increase in accounts receivable and decreases in accounts payable, accrued compensation, accrued severance obligation and the restructuring reserve partially offset by a decrease in prepaid expenses and other assets and an increase in deferred revenue. Cash provided by operations increased significantly in 2003 from 2002 as we achieved net income of $3.5 million in 2003 compared to a net loss of $3.4 million for the year ended December 31, 2002. The improvement was also due to an increase in accounts payable, partially offset by an increase in prepaid expenses and other current assets and a decrease in deferred revenue.

     Net cash used by investing activities was $35.2 million, $10.3 million and $9.6 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. $42.2 million of the net cash used in investing activities for the year ended December 31, 2004 related to the purchase of investments, offset by $9.2 million in proceeds from the maturities of investments. Additionally, there was $0.2 million provided by investing activities for the year ended December 31, 2004 due to the release of restricted cash in the current year. The remainder of the net cash used by investing activities in the year ended December 31, 2004 related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity, offset slightly by proceeds from the disposition of fixed assets and a payment from an affiliated entity. Net cash used by investing activities in 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity, offset slightly by proceeds from the disposition of fixed assets and the release of restricted cash. Net cash used by investing activities in 2002 primarily related to capital expenditures for equipment purchases, as we purchased additional equipment to increase our capacity in conjunction with increases in revenue. Additionally, we paid, net of cash received, $3.5 million to acquire substantially all of the assets of InterAct on April 30, 2002.

     Net cash used by financing activities was $1.3 million for the year ended December 31, 2004, net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003, and net cash used by financing activities was $0.1 million for the year ended December 31, 2002. Cash used by financing activities in the year ended December 31, 2004 was due to debt service payments, including the early retirement of our outstanding term loan in April 2004 and the early retirement of our loan agreement with a vendor in December 2004, offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. Cash provided by financing activities in 2003 was primarily related to cash proceeds from the exercise of common stock options and employee stock purchase plan purchases offset by debt payments. Cash used by financing activities in 2002 was primarily due to debt service payments partially offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases.

     As of December 31, 2004, we had no debt obligations outstanding.

     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the then outstanding balance was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all of our tangible and intangible assets and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We were also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full. In addition, in May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan was being repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. In December 2004, the balance due under this agreement of $0.2 million was paid in full. In April 2004 we entered into a credit agreement with another bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2004, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2004, we were in compliance with all financial loan covenants.

     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for thirteen consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters. Looking ahead, we do not anticipate any debt service payments in 2005 as a result of the early retirement of our outstanding debt obligations, unless we decide to incur new debt or borrow on our line of credit. We expect capital expenditures in 2005 to be comparable with 2004. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow in 2005.

     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue in any one quarter of 2004 or for the year. At December 31, 2004, the Company had a receivable, all of which was current, due from Qwest Communications International, Inc. of $1.2 million or 11.6% of the Company’s total accounts receivable balance at such date. Our five largest customers represented $17.5 million or 23.3% of our total 2004 revenue and also represented $2.3 million or 22.7% of our total accounts receivable balance at December 31, 2004. The sixth through twenty-fifth largest customers represented $11.1 million or 14.7% of our total 2004 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results. For example, Oracle Corporation, whose purchases accounted for a significant portion of our revenue in the first and second quarters of 2004, significantly reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004.

     As of December 31, 2004, our purchase commitments for bandwidth usage and telephony services and equipment were approximately $8.2 million and will be expended over the next two years. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining commitment, as well as the agreement for material breach. The total remaining commitment that we terminated as of December 31, 2004 was approximately $6.1 million. Our vendor disputes this position, has threatened litigation and may seek to recover the alleged $6.1 million remaining contractual commitment.

     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of December 31, 2004, are approximately $5.4 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of December 31, 2004, approximate $0.7 million that we expect to receive through September 2005.

     Our contractual obligations and commitments to make future payments as of December 31, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Debt	$—	$—	$—	$—	$—
Operating leases, exclusive of sublease receivables	5,420	2,026	1,946	1,448	—
Purchase obligations	8,174	7,545	629	—	—

Total contractual obligations and commitments	$13,594	$9,571	$2,575	$1,448	$—

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See note 8(c) and 8(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At December 31, 2004 our total employment-related commitments were approximately $4.0 million.

     Not included in the contractual commitments schedule above is the equipment purchase commitment we terminated in the second quarter of 2004. See Note 8(b) to the financial statements. Our vendor has disputed our position with respect to the termination. The total remaining commitment that we terminated as of December 31, 2004 was approximately $6.1 million, which would have been required to be expended in 2005.

     We currently anticipate that existing cash resources and our new revolving line of credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs into the foreseeable future. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities, borrow on our revolving line of credit or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in note 1 to the consolidated financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria; the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on our financial condition and results of operations. Our critical accounting estimates include the accounts receivable allowance for doubtful accounts, useful lives of depreciable and intangible assets and their recoverability, the assessment of goodwill and its recoverability and the valuation allowance for net deferred tax assets.

     The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts Receivable

     We perform periodic credit evaluations and continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our doubtful accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience doubtful accounts at the same rate as we have in the past. Our accounts receivable is currently diverse and is comprised of numerous geographically dispersed customers who are dispersed across many different industries. However, our five largest customers representing $17.5 million or 23.3% of total 2004 revenue also represented $2.3 million or 22.7 % of our total December 31, 2004 accounts receivable balance. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on the collectability of our accounts receivables, the adequacy of our allowance for doubtful accounts and our future operating results. We cannot predict with certainty future changes in the financial stability of our customers and as such actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we will record a credit or charge to sales and marketing expense in the period in which such determination is made.

Long-Lived Assets and Their Recoverability

     Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted estimated cash flows and we measure the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of their carrying value or fair value less costs to sell. In 2002, we identified and removed from service equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model described above. We completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less costs to sell, and as a result, we recorded an impairment loss of $0.2 million in the fourth quarter of 2002. We did not record any asset impairment losses in 2003 or 2004.

Goodwill

     Effective January 1, 2002, we adopted the provisions of SFAS 142 which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. In 2004, 2003 and 2002, we completed our first phase impairment analysis and did not find indication of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary in each year. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and profitability to determine fair value. The valuation techniques that we consider include a weighted average multiple of revenue, a weighted average multiple of cash flow, our stock market capitalization and the book value of our assets. Our stock has been and continues to be volatile. We do not believe stock market capitalization alone, particularly given the volatility in our stock price, is a good indicator of impairment. As such, we will continue to monitor the volatility in our stock price and the resulting market capitalization, as well as all of our other impairment indicators, and will continue to assess their collective impact on our recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record charges for impairment of goodwill in the future and there can be no assurances that our goodwill will not be impaired in the future.

     At December 31, 2004, we had approximately $45.6 million in goodwill subject to the impairment testing provisions of SFAS 142.

Income Tax Valuation Allowances

     Currently, we have recorded a valuation allowance equal to our net deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we generated net income for five consecutive quarters ended December 31, 2003 we incurred net losses in each quarter of 2004 and believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets.

Stock-based compensation

     Our stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees and board members at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable; (c) the intrinsic value of restricted stock awards to employees and directors, (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC and (e) compensation related to options granted to non-employees.

     We currently account for our stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation", entities are permitted to recognize as expense, over the vesting period, the fair value of all stock- based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. — SFAS 123R is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005.

     SFAS 123R permits public companies to adopt its requirements using one of two methods:

          1.       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

          2.      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We have not determined the method we will use when we adopt SFAS 123R.

     As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The impact of the adoption of SFAS 123R cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB opinion No. 29.” SFAS No. 153 eliminates the fair value exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. A nonmonetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

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

We have a history of losses and we may not achieve or maintain profitability.

     Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $171.7 million from our inception through December 31, 2004. Although we have projected to report net income in the first quarter of 2005, there can be no assurance that we will achieve or maintain profitability in the future, particularly if existing or future competitors decrease our market share, if price pressure increases, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. If we are not able to significantly increase revenue, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Increasing our revenue may be difficult for us to do as a result of increased competition, price pressure and other risk factors described in this section.

We have a limited operating history, which makes it difficult to evaluate our business.

     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. We began commercially offering our Reservationless Conferencing service in April 1999, our Web Conferencing Pro service in June 2000, our Operator-Assisted Conferencing service in the first quarter of 2003 and Raindance Meeting Edition in March 2004. In January 2001, we restructured our company to focus solely on our conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. As such, we may be required to restructure our company and operations in the future. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed historical growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

We may fail to meet market expectations because of fluctuations or lack of growth in our quarterly operating results, which would cause our stock price to decline.

     As a result of our limited operating history, increased competition, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. More recently, our quarterly operating results have declined. For example, our quarterly net loss ranged between $0.4 million and $1.9 million in the four quarters ended December 31, 2004 and our 2004 quarterly revenue ranged between $19.6 million in the first quarter and $18.0 million in the fourth quarter. Many of the factors that affect our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations. For example, in the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license. Licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected. Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around certain times, such as spring, summer, Thanksgiving, December and New Year holidays. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.

A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.

     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. In the year ended December 31, 2004, 91.1% of our revenue was usage-based. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, impact our ability to achieve or maintain profitability, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our software or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as lower price, greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 20.8% and 23.3% of our revenue in the quarter and year ended December 31, 2004, respectively. The sixth through twenty-fifth largest customers represented 14.7% of our revenue in both the quarter and year ended December 31, 2004, respectively. These large customers have no obligation to continue to use our services. For example, Oracle Corporation was a large customer of ours, representing 5.1% of our revenue in the second quarter of 2004, and then significantly reduced the use of our services as it completed its transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to achieve or maintain profitability would be negatively impacted. For example, we have a significant receivable due from Qwest Communications International, Inc. at December 31, 2004, which was approximately $1.2 million or 11.6% of the Company’s total accounts receivable balance.

Our operating expenses may increase, and if our revenue does not increase, our operating results will be negatively impacted.

     We may increase sales and marketing, research and development and other operating expenses, particularly as we continue developing our next-generation services and architecture. We project expenses in part on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results and ability to achieve or maintain profitability would be negatively impacted.

We have experienced significant pricing pressure, which is expected to continue and has negatively impacted our financial results.

     The prices for our services are subject to rapid and frequent changes, particularly our Reservationless Conferencing service. For example, our average price per usage based minute for this service declined by 5.4% in the year ended December 31, 2004. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing structure in the future. Audio conferencing-only revenue constituted 82.5% of our revenue in the fourth quarter of 2004 and we expect that audio-conferencing-only revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our financial results.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our Raindance Meeting Edition service and our SwitchTower technology in March 2004; however, we will need to release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors, are utilizing less costly resources in China and India to develop and enhance their products and services. As a result, our competitors are able to develop and introduce additional products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset operational costs, our financial results may be harmed and we may not be able to achieve or maintain profitability. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

     In addition, our ability to introduce new services and features may depend on our ability to license or otherwise acquire technologies from third parties. In such cases, we may be unable to identify suitable candidates or come to terms acceptable to us, particularly if such need arises from an intellectual property dispute. We also may not be able to successfully alter the design of our systems to integrate new technologies.

Our next-generation services may impact the revenue we receive from existing services.

     Our Raindance Meeting Edition and other next-generation services may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service may lose market share due to the vast majority of our resources being expended on our next-generation services and this product becoming obsolete. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and our ability to achieve or maintain profitability.

Competition in the web conferencing services and software market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

     The market for web conferencing services and software is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principle competitors include Centra Software, Cisco Systems, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principle competitors in the teleconferencing market include AT&T, Global Crossing, MCI, Premiere Global Services (formerly PTEK), Sprint and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall. In addition, some large software companies, such as Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline. In addition, Oracle, which was a large customer of ours, significantly reduced its use of our services as it completed the transition to an internal conferencing system in the third quarter of 2004.

     Other competitors or potential competitors may enter or expand their positions in the conferencing market by acquiring one of our competitors, by forming strategic alliances with these competitors or by developing an integrated offering of services. We also compete with resellers of web and audio conferencing services. There are also a number of private companies that have entered or may enter the web conferencing market. Many of our current and potential competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. As a result, these competitors may be able to spread costs across diversified lines of business, and therefore, adopt aggressive strategies, such as reduced pricing structures and large-scale marketing campaigns, that reduce our ability to compete effectively. Telecommunication providers, for example, enjoy lower telephony costs as a result of their ownership of the underlying telecommunication network. Many more companies have entered and will continue to enter this market and invest significant resources to develop conferencing services that compete with ours. These current and future competitors may also offer or develop products or services that perform better than ours and as a result capture market share that may reduce our share as well as our revenue.

     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:

•	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

•	competitors could be acquired by or enter into strategic relationships with third parties that have greater resources and experience than we do, such as the Cisco/Latitude, Microsoft/Placeware, and West/Intercall acquisitions, thereby reducing our ability to compete with such competitors; or

•	competitors could acquire or partner with our key suppliers, such as the acquisition of Voyant Technologies, our primary conferencing bridge supplier, by Polycom, Inc.

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

     We believe that significant marketing efforts are required to achieve brand recognition, to educate customers and potential customers on the benefits of our services, and to increase adoption of our services. We have limited resources, however, to support marketing, branding and lead generation efforts. As such, our current and planned marketing efforts may not be sufficient or successful to achieve the results we intend. As a result, our business may be impacted, which may require us to further reduce investments in marketing.

In the third and fourth quarters of 2003, we recognized a significant portion of our revenue from a non-recurring software license.

     We recognized $1.1 million and $2.9 million in revenue in the third and fourth quarters of 2003, respectively, associated with the sale of a Web Conferencing Pro license to Voyant Technologies, which was subsequently acquired by Polycom. The software license fees associated with this license will not recur. Licensing opportunities have traditionally arisen infrequently, are difficult to predict and currently we do not have any software licensing revenue projected in the near term. In addition, by licensing software we may have created an opportunity for Voyant/Polycom to compete against us, which may reduce our market share, harm our competitive position, and create further price pressure. As a result, our operating and financial performance may be harmed.

Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.

     For the quarter ended December 31, 2004, 20.6% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and negatively affect our ability to achieve or maintain profitability.

     If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve widespread adoption for our services will suffer and our business and operating results will be harmed. Establishing these distribution relationships can take several months or more. In some cases, our service limitations, such as our inability to offer branding capabilities to our resellers, has prevented us and will continue to prevent us from establishing distribution relationships. Additionally, since the vast majority our contracts with our distribution partners are usage-based, it typically takes several months or longer before our distribution arrangements generate revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote greater resources to marketing and supporting the products and services of our competitors.

Our largest conferencing bridge supplier has threatened litigation against us regarding a significant contract dispute.

     In September 2003, we entered into an agreement with Voyant Technologies, subsequently acquired by Polycom, our largest conferencing bridge supplier, pursuant to which we made a significant commitment to purchase conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, we notified Voyant Technologies that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement for material breach. Voyant Technologies disputes our position, has threatened litigation and may seek to recover the alleged $6.1 million remaining contractual commitment plus damages. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources. Furthermore, this dispute may harm our relationship with this vendor and require that we seek alternative sources for conferencing bridges, which may be difficult and expensive to integrate into our infrastructure.

We have been sued for breach of contract and unjust enrichment and may be subject to additional litigation.

     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. In addition, we may be subject to other litigation, including from employees or former employees. In addition, if we hire employees from our competitors, these competitors may claim that we have violated agreements with their former employees or otherwise violated the law. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources.

We have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future.

     We have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims. Our services may infringe issued third-party patents or other intellectual property rights. There may also be pending patent applications related to our services that we are unaware of since these applications are not made public until issued. From time to time, we have received notices alleging that we infringe issued third-party patents or other intellectual property rights. For example, in February 2005, we received a letter on behalf of WebEx alleging that our Raindance Meeting Edition service infringes one or more claims of certain WebEx patents. When this happens, we evaluate the allegations based on an investigation of the intellectual property asserted against our services. In addition, we evaluate our ability to allege counterclaims. We may also evaluate settlement opportunities, including licensing or cross-licensing arrangements that may include royalty provisions or distribution restrictions, neither of which may be advantageous for our business. In some cases, these matters result in litigation, which is expensive, time-consuming and could divert management’s attention and resources. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all.

Our competitors may be able to create systems with similar functionality to ours and third parties may obtain unauthorized use of our intellectual property.

     The success of our business is substantially dependent on the proprietary systems that we have developed. We own five patents issued in the United States relating to features of our Web Conferencing Pro service. Other than these issued patents, our proprietary systems are not currently protected by any patents and we may not be successful in our efforts to secure additional patents for our proprietary systems. Our current patent claims may not be sufficient enough to protect our technology. We also have thirteen pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure. We may file more patent applications in the future. There is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights. To protect our intellectual property rights, we also rely on a combination of trademarks, service marks, trade secrets, copyrights, and confidentiality agreements with our employees and third parties, and protective contractual provisions.

     These measures may not be adequate to safeguard the technology underlying our web conferencing services and other intellectual property. Unauthorized third parties may copy or infringe upon aspects of our technology, services or other intellectual property. Regardless of our efforts to protect our intellectual property, our competitors and others may be able to develop similar systems and services without infringing on any of our intellectual property rights. In addition, employees, consultants and others who participate in the development of our proprietary systems and services may breach their agreements with us regarding our intellectual property and we may not have any adequate remedies. Furthermore, the validity, enforceability and scope of protection for intellectual property such as ours in Internet-related industries are uncertain and still evolving. We also may not be able to effectively protect our intellectual property rights in certain countries. In addition, our trade secrets may become known through other means not currently foreseen by us. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and as a result, negatively affect our financial results. Additionally, in any litigation the outcome is uncertain.

We substantially depend on a single supplier for conferencing bridges and a limited number of sources for telephony services, the loss of which could cause significant delays and increased costs in providing services to our existing and prospective customers.

     We purchase substantially all of our conferencing bridges from a single supplier, Voyant Technologies, which was acquired by Polycom. Any extended reduction, interruption or discontinuation in the supply of these bridges would cause significant delays and increased costs in providing services to our existing and prospective customers. These bridges form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In the fourth quarter of 2004, we reached 61% of our capacity during peak usage, whereas, we typically operate at 50% to 60% of capacity. In September 2003, we entered into an agreement with Voyant Technologies pursuant to which we made a significant commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, we notified Voyant Technologies that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement for material breach. If we are required to find alternative sources for conferencing bridges, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results.

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

     We have architected our audio conferencing network with conferencing bridges and telephony services to automatically route calls into conferences. While more reliable, the cost of this routed architectural approach is more expensive than a non-routed architecture. For example, the cost of purchasing routed telephony services is more expensive than it would be to purchase non-routed telephony services. In addition, our costs of purchasing routed telephony services have not decreased at the same rate as our prices have for Reservationless Conferencing. As a result of this trend, our margins have declined and our net losses have increased, which could continue. In order to reduce costs, we may be required to alter the architecture of our audio conferencing network to a non-routed network in order to take advantage of lower priced telephony services. This would be expensive, as well as time-consuming, as we would be required to purchase non-routed conferencing bridges and we could experience technical difficulties and delays in doing so.

Our transition to VoIP technology is subject to significant risks, delays and costs.

     We recently announced that we intend to transition some of our long distance telephony traffic onto a VoIP platform. As a result of this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in this transition. For example, our primary bridge conferencing vendor did not have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a widespread VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. As a result of these delays, our ability to achieve or maintain profitability may be negatively impacted. Any interruption in the delivery of our services may cause a loss of revenue and a loss of customers.

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

     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and two secondary data facilities in the Denver, Colorado metropolitan area. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation and negatively affect our revenue and our ability to achieve or maintain profitability.

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

     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally utilize between 50% and 60% of our capacity based on average usage. In the fourth quarter 2004, we reached 61% of our capacity during peak usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore harm our ability to achieve or maintain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results.

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

Our failure to manage growth could cause increases in our operating costs, harm our ability to achieve or maintain profitability, and therefore, decrease the value of our stock.

     Despite our restructuring in January 2001, which resulted in, among other things, a significant reduction in the size of our workforce, we have rapidly expanded since inception, and may continue to expand our operations and infrastructure organically or through acquisitions. This expansion has placed in the past, and may place in the future, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Rapidly expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to achieve or maintain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to grow, which could impact our ability to compete effectively.

If we do not attract and retain qualified management and personnel, our business may be harmed.

     Our success depends on our ability to attract and retain qualified management and personnel. Recently, we hired a new Chief Executive Officer, Executive Vice President of Sales and Chief Marketing Officer. In addition, we have hired a number of personnel in sales and marketing in connection with the substantial reorganization of those groups in 2004. We may also continue to hire new personnel. If we are not successful in attracting and retaining a substantial number of these individuals, our business may be disrupted, management time and resources may be expended and, as a result, our financial results may be harmed. In addition, we rely on stock options to compensate existing employees and attract new employees. We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, the Financial Accounting Standards Board has issued its final standard relating to share-based payments, including stock options and other equity incentives granted to employees. This change in accounting policy will require us to record expense for the fair value of stock options granted, modified or settled in fiscal periods beginning after June 15, 2005 and recognize compensation cost with respect to any unvested stock options outstanding on July 1, 2005. Because of this change in accounting policy, we expect to reduce our reliance on stock options as a compensation tool which could make it more difficult for us to attract and retain qualified employees.

If we do not expand further internationally, our ability to attract and retain multi-national customers will be harmed and as a result our business and operating results may be harmed.

     We have attempted to expand into international markets and spent significant financial and managerial resources to do so. In particular, we formed a joint venture with @viso Limited, a European-based venture capital firm, to expand our operations to continental Europe and the United Kingdom. This joint venture failed and was recently liquidated and dissolved.

     In the fourth quarter of 2004, we expanded the capability of our Reservationless Conferencing service to offer multi-national customers international 800 access to our service through a partner in certain countries. We have limited experience in international operations and may not be able to compete effectively in international markets. In addition, we face certain risks inherent in conducting business internationally, such as:

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

     We believe our Reservationless Conferencing service is not subject to regulation by the Federal Communications Commission (FCC) or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional telecommunications carrier regulations for our Reservationless Conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. For example, in March 2004, we received a letter from the FCC Investigations and Hearing Division of the Enforcement Bureau regarding filing requirements of telecommunications carriers. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our Reservationless Conferencing service, which constitutes the vast majority of our revenue, until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our Reservationless Conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

We may be subject to assessment of state sales and other taxes for the sale of our services, license of technology or provision of services, for which we have not accounted.

     We may have to pay past sales or other taxes that we have not collected from our customers. For example, we recently were audited by the Commonwealth of Massachusetts, Department of Revenue who claims that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We have formally protested this assessment. Because we do not currently collect sales or other taxes on the sale of our services, our total liability in the state of Massachusetts could be as much as $0.2 million based on the position taken by Massachusetts. Additionally, more states may claim that we are subject to an assessment of sales or other taxes, in which case our total liability may increase. Our business would be harmed if one or more states were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales or other taxes for past sales and may have to pay such taxes out of our own funds.

Our current stock compensation expense negatively impacts our earnings, and once we are required to report the fair value of employee stock options and employee stock purchase plans as an expense in conjunction with Financial Accounting Standards Board 123R - Share-based Payment, our earnings will be adversely affected, which may cause our stock price to decline.

     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of December 31, 2004 we had approximately $1.0 million in deferred equity-based compensation expense. We expect this expense to be amortized over five years and to negatively impact our ability to achieve or maintain profitability during that time. We recorded approximately $0.9 million of this deferred stock-based compensation in January 2004 associated with the issuance of 275,000 shares of restricted stock to our new president and chief executive officer. In addition, we issued restricted stock grants for 348,000 shares of common stock on January 24, 2005 to certain executives and key employees. The total amount of deferred stock-based compensation recorded was $0.8 million to be expensed ratably over 4 years. Under current accounting practices and including the January 2005 restricted stock grants, $0.7 million of this deferred equity-based compensation will be recognized as an expense over the next year as certain restricted stock grants vest. Effective July 1, 2005, we will be required to record compensation expense in the financial statements for stock issued to employees based on the grant-date fair value of the equity issued. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations and as such, our ability to achieve or maintain profitability will be negatively impacted, which may cause our stock price to decline.

We disclose non-GAAP financial information.

     We prepare and release quarterly unaudited and annual audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information excludes certain non-cash expenses, consisting primarily of depreciation, the amortization of intangible assets and stock-based compensation. We believe the disclosure of non-GAAP financial information helps investors meaningfully evaluate the results of our operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases and compare the GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we must disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.

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

     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and December 31, 2004 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2004, we had no outstanding debt obligations. Future increases in interest rates could increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. At December 31, 2004, we did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. We are currently not exposed to foreign currency risks, however, we may decide to make future investments that will subject us to this risk, as well as additional market risk.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

     None.

ITEM 9A.      CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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

     Donald F. Detampel, Jr., our Chief Executive Officer and President, and Nicholas J. Cuccaro, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of such period.

Changes in Internal Controls

     There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.      OTHER INFORMATION

     Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the section of the Company’s 2005 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 entitled “Proposal 1—Election of Directors” and the section entitled “Management.”

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

ITEM 11.       EXECUTIVE COMPENSATION

     Incorporated by reference to the section of the Company’s 2005 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 entitled “Executive Compensation.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section of the Company’s 2005 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Grants and Exercises.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company’s 2005 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 entitled “Certain Transactions.”

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated by reference to the section of the Company’s 2005 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.      EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     (a)    The following documents are filed as part of this Annual Report on Form 10-K.

1.      Reports of Independent Registered Public Accounting Firm.

2.      Consolidated Financial Statements: The consolidated financial statements of Raindance Communications, Inc. are included as Appendix F of this report. See Index to Consolidated Financial Statements on page F-1.

3.      Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

4.      Exhibits.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.

2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.

2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.

10.1(1)	2000 Equity Incentive Plan.

10.2(1)	2000 Employee Stock Purchase Plan.

10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.

10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.

10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.

10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.

10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.

10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.

10.16.1(5)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

10.17(6)	Separation and Release Agreement, dated October 14, 2003, between Registrant and Paul Berberian.

10.18(8)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

10.18.1(9)	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.

10.26(7)	Executive Performance-Based Compensation Arrangement

23.1	Consent of KPMG LLP.

24.1	Powers of attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description
32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

+	Confidential treatment granted with respect to portions of these exhibits.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 9, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2005.

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

Signature	Title	Date

/s/ Donald F. Detampel, Jr.	Chief Executive Officer and President	March 15, 2005
Donald F. Detampel, Jr.	(Principal Executive Officer) and Director
/s/ Nicholas J. Cuccaro	Chief Financial Officer (Principal Financial	March 15, 2005
Nicholas J. Cuccaro	and Accounting Officer)
/s/ Paul A. Berberian	Chairman of the Board of Directors	March 15, 2005
Paul A. Berberian
/s/ Kathleen j. Cunningham	Director	March 15, 2005
Cary L. Deacon
/s/ William J. Elsner	Director	March 15, 2005
William J. Elsner
/s/ Steven C. Halstedt	Director	March 15, 2005
Steven C. Halstedt
	Director	March 15, 2005
Patrick J. Lombardi

INDEX TO FINANCIAL STATEMENTS

Raindance Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Raindance Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Raindance Communications, Inc. and subsidiary (the “Company”) at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raindance Communications, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raindance Communications, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boulder, Colorado
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Raindance Communications, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Raindance Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raindance Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Raindance Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Raindance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Raindance Communications, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boulder, Colorado
March 14, 2005

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,458	$39,607
Short-term investments	32,935	—
Accounts receivable, net of allowance for doubtful accounts of $310 and $300 in 2004 and 2003, respectively	9,922	8,958
Due from affiliate	—	86
Prepaid expenses and other current assets	1,593	1,679
Due from employees	12	14

Total current assets	54,920	50,344

Property and equipment, net	17,807	25,752
Goodwill	45,587	45,587
Due from employees	—	2
Other assets	411	872

Total Assets	$118,725	$122,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,447	$7,598
Current portion of long-term debt	—	1,314
Accrued expenses	510	346
Accrued compensation	1,506	2,694
Accrued property tax	258	227
Accrued severance obligation	345	596
Current portion of restructuring reserve	188	278
Current portion of deferred revenue	420	112

Total current liabilities	10,674	13,165

Long-term debt, less current portion	—	1,227
Restructuring reserve, less current portion	—	187
Deferred revenue, less current portion	45	—
Other	—	56

Total Liabilities	10,719	14,635

Stockholders’ Equity:
Common stock, par value $.0015, 130,000,000 shares authorized; issued and outstanding 54,936,434 and 53,784,427 shares as of December 31, 2004 and 2003, respectively	82	81
Additional paid-in capital	280,561	278,440
Deferred stock-based compensation	(960)	(2,247)
Accumulated deficit	(171,677)	(168,352)

Total Stockholders’ Equity	108,006	107,922

Commitments and contingencies

Total Liabilities and Stockholders’ Equity	$118,725	$122,557

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Revenue:
Service	$75,269	$66,611	$60,651
Software	—	4,000	—

Total revenue	75,269	70,611	60,651

Cost of revenue:
Service	34,029	28,506	26,635
Software	—	—	—

Total cost of revenue (exclusive of stock-based compensation expense of $2, $102 and $197 for the years ended December 31, 2004, 2003 and 2002, respectively, shown below)	34,029	28,506	26,635

Gross profit	41,240	42,105	34,016

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $32, $182 and $289 for the years ended December 31, 2004, 2003 and 2002, respectively, shown below)	24,044	19,687	18,508
Research and development (exclusive of stock-based compensation expense of $151, $643 and $620 for the years ended December 31, 2004, 2003 and 2002, respectively, shown below)	10,466	8,289	7,599
General and administrative (exclusive of stock-based compensation expense of $2,026, $1,887 and $1,922 for the years ended December 31, 2004, 2003 and 2002, respectively, shown below)	8,038	7,202	7,515
Stock-based compensation expense	2,211	2,814	3,028
Asset impairment charges	—	—	138
Restructuring and severance charges	—	596	584

Total operating expenses	44,759	38,588	37,372

Income (loss) from operations	(3,519)	3,517	(3,356)

Other income (expense):
Interest income	394	250	474
Interest expense	(64)	(149)	(346)
Other, net	(136)	(71)	(126)

Total other income, net	194	30	2

Net income (loss)	$(3,325)	$3,547	$(3,354)

Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.07)

Diluted	$(0.06)	$0.06	$(0.07)

Weighted average number of common shares outstanding:
Basic	53,937	52,672	50,502

Diluted	53,937	54,774	50,502

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional	Deferred	other
	Common Stock		paid-in	stock-based	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	compensation	Income (loss)	Deficit	Total	Income (loss)
Balances at January 1, 2002	48,130,324	$72	$267,064	$(3,823)	$—	$(168,545)	$94,768
Issuance of common stock under compensation arrangements	1,556,458	2	1,843	—	—	—	1,845
Common stock options issued for services	—	—	306	—	—	—	306
Cancellation of common stock options	—	—	(463)	463	—	—	—
Common stock issued at less than fair value to directors for services rendered	10,450	1	77	—	—	—	78
Issuance of common stock for the acquisition of business	2,198,581	3	7,384	(3,352)	—	—	4,035
Amortization of deferred stock-based compensation	—	—	—	2,645	—	—	2,645
Net loss and comprehensive loss	—	—	—	—	—	(3,354)	(3,354)	$(3,354)

Balances at December 31, 2002	51,895,813	78	276,211	(4,067)	—	(171,899)	100,323
Issuance of common stock under compensation arrangements	1,262,788	2	1,236	—	—	—	1,238
Common stock options issued for services	—	—	30	—	—	—	30
Cancellation of common stock options	—	—	(83)	83	—	—	—
Exercise of common stock warrant	28,176	—	—	—	—	—	—
Common stock issued at less than fair value to officers, net of forfeiture	550,000	1	896	(897)	—	—	—
Common stock issued at less than fair value to directors for services rendered	47,650	—	150	—	—	—	150
Amortization of deferred stock-based compensation	—	—	—	2,634	—	—	2,634
Net income and comprehensive income	—	—	—	—	—	3,547	3,547	$3,547

Balances at December 31, 2003	53,784,427	81	278,440	(2,247)	—	(168,352)	107,922
Issuance of common stock under compensation arrangements	876,007	1	1,197	—	—	—	1,198
Common stock options issued for services	—	—	14	—	—	—	14
Common stock issued at less than fair value to directors for services rendered	1,000	—	3	—	—	—	3
Common stock issued at greater than fair value to officers for services	275,000	—	907	(907)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,194	—	—	2,194
Net loss and comprehensive loss	—	—	—	—	—	(3,325)	(3,325)	$(3,325)

Balances at December 31, 2004	54,936,434	$82	$280,561	$(960)	$—	$(171,677)	$108,006

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,325)	$3,547	$(3,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,195	10,330	10,362
Asset impairment charges and restructuring charges	—	—	722
Stock-based compensation	2,211	2,814	3,028
Other	139	74	150
Changes in operating assets and liabilities, excluding effects of business acquisition:
Accounts receivable	(964)	24	(2,811)
Prepaid expenses and other current assets	(914)	(1,025)	523
Other assets	57	(94)	732
Accounts payable and accrued expenses	(1,340)	2,791	(1,121)
Deferred revenue	353	(311)	(1,055)

Net cash provided by operating activities	7,412	18,150	7,176

Cash flows from investing activities:
Purchase of property and equipment	(2,614)	(10,514)	(6,131)
Proceeds from the disposition of property and equipment	18	41	11
Purchase of investments	(42,172)	—	—
Proceeds from the maturities of investments	9,237	—	—
Cash received from affiliate	77	—	—
Cash paid for acquisition of InterAct Conferencing, LLC, net of cash acquired	—	—	(3,522)
Change in restricted cash	236	194	—

Net cash used by investing activities	(35,218)	(10,279)	(9,642)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,198	1,237	1,845
Payments on debt	(2,541)	(1,200)	(1,902)

Net cash provided (used) by financing activities	(1,343)	37	(57)

Increase (decrease) in cash and cash equivalents	(29,149)	7,908	(2,523)
Cash and cash equivalents at beginning of year	39,607	31,699	34,222

Cash and cash equivalents at end of year	$10,458	$39,607	$31,699

Supplemental cash flow information -
Interest paid in cash	$71	$158	$609

Supplemental non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$60	$323	$548

Debt incurred for purchases of property and equipment	$—	$686	$—

Common stock issued for acquisition of InterAct Conferencing, LLC	$—	$—	$4,035

See accompanying notes to consolidated financial statements.

RAINDANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)      Business and Basis of Financial Statement Presentation

     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, released in March 2004, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Operator-Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.

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

     (b)       Cash, Cash Equivalents and Investments in Debt Securities

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at December 31, 2004 consist of money market accounts at three financial institutions and commercial paper. Short-term investments consist of a United States government note, federal agency notes, commercial paper and certificates of deposit.

     The Company’s investments consist of available-for-sale debt securities whose costs approximate fair value and, accordingly, there are no unrealized gains or losses.

	December 31,
	2004	2003
Cost and approximate fair value of available-for-sale debt securities (in thousands):
United States Treasury note	$5,020	$—
Federal agency notes	16,911	—
Commercial paper	9,977	—
Certificate of deposit	1,027	—

Total available-for-sale debt securities	$32,935	$—

     All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

     (c)      Restricted Cash

     Included in other current assets and other assets is restricted cash, which is less than $0.1 million and $0.3 million at December 31, 2004 and 2003, respectively. Restricted cash consists of amounts supporting irrevocable letters of credit issued by the Company’s bank and is primarily used for security deposits associated with some of the Company’s long term operating leases. Funds are held in certificates of deposit at the Company’s bank, and have been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company fails to comply with specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit will be discharged and the Company would no longer be restricted from the use of the cash.

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

     (e)      Goodwill and Intangible Assets

     The Company first recorded goodwill and goodwill amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line method over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead is reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. In addition, the Company recorded $6.9 million in goodwill in April 2002 when it acquired InterAct Conferencing LLC. For the purposes of the application of SFAS 142, the Company has one reporting unit. The Company’s initial assessment of goodwill performed as of March 31, 2002 and the annual reassessment performed thereafter at March 31, 2004 and 2003, have indicated that the fair value of the reporting unit exceeded the goodwill carrying value, and therefore, goodwill was not deemed to be impaired. The Company has not noted subsequent indicators of impairment, however, there can be no assurances that the Company’s goodwill will not be impaired in the future.

     Intangible assets consisting primarily of issued and pending patents and trademarks were $0.3 million and $0.4 million, net of accumulated amortization, at December 31, 2004 and 2003, respectively. This amount is included in other assets in the accompanying consolidated balance sheets. Intangible assets are amortized using the straight-line method over three years. Amortization expense for intangible assets was $0.2 million, $0.1 million and less than $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     (g)      Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflected market rates and terms, the fair values of these instruments approximated carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities. No single customer accounted for greater than 10% of total 2004 revenue. At December 31, 2004, the Company had a receivable due from Qwest Communications International, Inc. of $1.2 million or 11.6% of the Company’s total accounts receivable balance at such date.

     (h)      Revenue Recognition

     Revenue for the Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. The Company recognizes usage revenue from our Raindance Meeting Edition services in the period the meeting is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

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

     Revenue for the Company’s Operator-Assisted Conferencing service is generally based upon the actual time that each participant is on the phone. In addition, the Company charges customers a fee for additional services such as call taping, digital replay, participant lists and transcription services. The Company recognizes usage revenue and related fees from the Operator-Assisted Conferencing service in the period the call is completed.

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

     (i)      Software Development Costs

     Costs incurred in the engineering and development of the Company’s services is expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in Statement of Financial Accounting Standard No. 86 (SFAS 86), “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs incurred to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized using the straight-line method over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003 and because the software was in the development stage, the Company changed its accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization when Raindance Meeting Edition was released in March 2004.

     (j)      Long-Lived Assets

     Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of their carrying value or fair value less costs to sell. In 2002, the Company recorded an asset impairment charge of $0.2 million (see note 11).

     (k)     Advertising Costs

     The Company expenses advertising costs as they are incurred. Advertising expense was $0.2 million, less than $0.1 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     (l)     Stock-Based Compensation

     The Company currently accounts for its stock option plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded for common stock options on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price, which is the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation,” entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired un-exercisable; (c) the intrinsic value of restricted stock awards to employees and directors, (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC and (e) compensation related to options granted to non-employees.

     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share amounts):

	Years ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(3,325)	$3,547	$(3,354)
Add: Stock-based employee compensation expense attributable to common stock options included in net income (loss)	70	1,304	2,207
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(5,798)	(7,388)	(12,971)
Deduct: Stock-based employee compensation expense attributable to employee stock purchase plan determined under fair value based method	(580)	(498)	(685)

Net income (loss), as adjusted	$(9,633)	$(3,035)	$(14,803)

Income (loss) per share – basic, as reported	$(0.06)	$0.07	$(0.07)

Income (loss) per share – diluted, as reported	$(0.06)	$0.06	$(0.07)

Income (loss) per share – basic, as adjusted	$(0.18)	$(0.06)	$(0.29)

Income (loss) per share – diluted, as adjusted	$(0.18)	$(0.06)	$(0.29)

     The per share weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 was $2.40, $1.96 and $2.94, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,
	2004	2003	2002
Expected life (years)	5	5	6
Risk-free interest rate	3.63%	3.25%	5%
Expected volatility	191%	123%	106%
Expected dividend yield	None	None	None

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which supersedes APB Opinion 25 and related interpretations. SFAS 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2005. For outstanding awards accounted for under APB No. 25 or SFAS No. 123, stock compensation expense must be recognized in earnings after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123.

     (m)     Comprehensive Income (Loss)

     The Company has adopted SFAS 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying comprehensive income. Comprehensive loss equals net loss for the years ended December 31, 2004 and 2002. Comprehensive income equals net income for the year ended December 31, 2003.

     (n)     Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per share (EPS) excludes dilution for potential common stock and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are comprised of shares of common stock issuable upon the exercise of stock options and warrants and restricted stock subject to vesting restrictions and are computed using the treasury stock method.

     The following table sets forth the calculation of net income (loss) per share for the three years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Years ended December 31,
	2004	2003	2002
Net income (loss)	$(3,325)	$3,547	$(3,354)

Common shares outstanding:
Historical common shares outstanding at beginning of year	53,234	51,896	48,130
Weighted average common shares issued during year	703	776	2,372

Weighted average common shares at end of year - basic	53,937	52,672	50,502
Effect of potential common shares	—	2,102	—

Weighted average common shares at end of year - diluted	53,937	54,774	50,502

Net income (loss) per share – basic	$(0.06)	$0.07	$(0.07)

Net income (loss) per share – diluted	$(0.06)	$0.06	$(0.07)

     For the year ended December 31, 2004 and 2003, 675,000 and 550,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 7) and, if applicable, have been included in diluted earnings per share.

     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 because their effect would have been antidilutive:

	As of December 31,
	2004	2003	2002
Shares issuable under stock options.	8,096,391	5,328,351	8,409,064

Shares issuable pursuant to warrants	10,000	20,017	652,790

(2)     JOINT VENTURES AND ACQUISITIONS

     In June 2000, the Company entered into an agreement with @viso Limited, a European-based venture capital firm, to form Evoke Communications, B.V., a Netherlands’ corporation (Evoke Communications Europe). Pursuant to this agreement, the Company loaned Evoke Communications Europe approximately $4.6 million that was to be repaid under the terms of a promissory note. In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe has been liquidated and its operations have ceased. The Company recorded an impairment charge of $1.8 million in 2001, which represented the excess of the note receivable over the cash and equipment the Company expected to receive from the liquidation. In the fourth quarter of 2001, the Company received equipment valued at $1.8 million and anticipated receiving, prior to December 31, 2002, cash of approximately $1.0 million. The equipment was transferred to the Company at net book value. The Company received cash payments from Evoke Communications Europe of $1.0 million throughout 2002. In the fourth quarter of 2002, the Company recorded a reversal of $48,000 based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe. The liquidation and dissolution was completed in 2004 and the Company received a final cash payment in the third quarter of 2004.

     On April 17, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of InterAct Conferencing, LLC (InterAct), a reseller of audio and web conferencing services. On April 30, 2002, the Company completed the acquisition. In connection with the acquisition, the Company also assumed certain liabilities of InterAct as of April 30, 2002, consisting primarily of accounts payable and a $0.1 million line of credit. The Company also assumed a facility lease obligation of approximately $0.7 million associated with a building that is partially owned by the former president and chief executive officer of InterAct who became an officer of the Company upon the completion of the acquisition. Effective May 1, 2002, the results of InterAct’s operations are included in the Company’s consolidated financial statements.

     The aggregate purchase consideration paid to InterAct was $7.8 million, which was comprised of $3.8 million in cash and 1,200,982 shares of the Company’s common stock valued at $4.0 million. In addition, the Company incurred $0.1 million of acquisition related expenses. An additional 997,599 shares of the Company’s common stock were issued and deemed to be compensation for future services. Accordingly, the Company recorded $3.4 million in deferred stock-based compensation, which was being expensed over three years, beginning in May 2002. In June 2004, the Company’s former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and as a result, the Company recorded $0.9 million stock compensation charge related to the unrecognized deferred sock-based compensation associated with the release of certain escrowed shares of restricted stock. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced. The acquisition has been accounted for using the purchase method. The purchase consideration allocation is as follows:

Tangible net assets	$1.0
Goodwill	6.9

Total purchase consideration allocation	$7.9

     The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with InterAct’s results of operations for 2002 as if the InterAct acquisition took place as of the beginning of the year (in thousands, except per share data).

Year ended
December 31,
2002
Revenue	$62,161
Net loss	(3,185)
Basic loss per share	(0.06)
Diluted loss per share	(0.06)

     The pro forma results for the year ended December 31, 2002 combine the Company’s results for the year ended December 31, 2002 with the results of InterAct for the period from January 1, 2002 through April 30, 2002. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated at the beginning of that year. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.

(3)     OFFICER LOANS

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

(4)     PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computers and office equipment	$40,571	$40,936
Software purchased or developed for internal use	15,119	13,785
Furniture and fixtures	2,074	2,064
Leasehold improvements	2,349	2,316

	60,113	59,101
Less accumulated depreciation and amortization	(42,306)	(33,349)

	$17,807	$25,752

     In the years ended December 31, 2004 and 2003, the Company capitalized $0.3 million and $0.9 million, respectively, of internal software application development costs in accordance with SOP 98-1. These costs are generally amortized over 18 months from the time the software is ready for its intended use with the exception of the capitalized costs of Raindance Meeting Edition, which is being amortized over 36 months effective with its release to general availability in March 2004. Amortization expense of all costs capitalized pursuant to SOP 98-1 was $0.7 million, $0.4 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense was $10.3 million; $9.8 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)     DEBT AND LINE OF CREDIT

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

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan was scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. In December 2004, the balance due under this agreement of $0.1 million was paid in full.

     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2004, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the available balance of the line of credit was securing various letters of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2004, the Company was in compliance with all of the financial loan covenants.

(6)     INCOME TAXES

     Income tax expense (benefit) relating to losses incurred differs from the amounts that would result from applying the applicable federal statutory rate as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Expected tax expense (benefit)	$(1,131)	$1,206	$(1,140)
State income taxes, net of federal impact	(195)	112	(118)
Change in valuation allowance for deferred tax assets	2,143	(1,235)	1,301
Stock compensation/exercise stock option benefit	(214)	199	(141)
Goodwill amortization	—	(212)	—
Other, net	(603)	(70)	98

Income tax expense (benefit)	$—	$—	$—

     Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$46,950	$46,383
Depreciation and amortization	(2,840)	(3,016)
Stock-based compensation	3,325	2,576
Accrued expenses	1,701	1,050

Net deferred tax asset	49,136	46,993
Valuation allowance	(49,136)	(46,993)

Net deferred tax asset, less valuation allowance	$—	$—

     At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $125.5 million, which are available to offset future federal taxable income, if any, through 2024. The federal net operating loss carryforwards include amounts related to tax deductions totaling $3.4 million for exercised stock options which, when the related valuation is reversed, would be recognized as additional paid in capital. The Company experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual amount of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $104.0 million are not limited by Section 382 as of December 31, 2004.

     The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company had generated net income for five consecutive quarters as of December 31, 2003, it incurred quarterly losses in 2004 and management believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that the Company will utilize some or all of the deferred tax assets. When management determines there is enough positive evidence to support a conclusion that it is more likely than not that the Company will realize some or all of the deferred tax assets, management will reduce the valuation allowance on deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that the deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize the deferred tax assets.

(7)     COMMON STOCK PLANS AND WARRANTS

     (a)     Stock Options

     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 17,274,814 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At December 31, 2004, there were 2,528,191 shares available for future issuance under the plan. Pursuant to the plan, the Company’s board of directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.

     The Company utilizes APB Opinion 25 in accounting for its plans. In the year ended December 31, 2004, a total of 1,000 shares of restricted stock were granted at less than fair value to members of the Company’s board of directors as compensation for board services rendered to the Company, resulting in aggregate compensation expense of $2,720. In February 2003, the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement, pursuant to which the Company granted 750,000 shares of restricted stock to certain executives and key employees under the plan. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years, with such charges being accelerated if it becomes apparent that the financial or product-based performance milestones are deemed probable of being achieved. In addition, pursuant to this arrangement, $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or, generally in the board’s discretion, upon a change in control of the Company. However, the Company’s former president and chief executive officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2003 the Company determined that a product-based milestone would likely be achieved in 2004 and, accordingly, the Company began accruing a $0.2 million bonus payable upon the achievement of the milestone and accelerated the stock compensation charge associated with 100,000 shares of restricted common stock. In the first quarter of 2004 this milestone was achieved and subsequently the cash bonus was paid and the restrictions on the stock were released and issued. In the third quarter of 2004 the Company determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, the Company began accruing a $0.3 million bonus payable upon the achievement of the milestone and accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.

     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as president and chief executive officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period. On August 20, 2004, this agreement was amended to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company as defined in the agreement. If a change in control was to occur, an additional stock-based compensation charge of $1.48 per share would be incurred on all shares to which the vesting acceleration applies.

     Stock option activity in the Company’s 2000 Equity Incentive Plan during 2002, 2003 and 2004 was as follows:

	Number of	Weighted-average
	Shares	exercise price
Balance at January 1, 2002	7,593,578	$3.33
Granted at fair value	2,359,086	3.53
Exercised	(482,172)	1.44
Cancelled	(1,241,225)	4.06

Balance at December 31, 2002	8,229,267	3.39
Granted at fair value	2,143,450	2.33
Exercised	(292,929)	1.47
Cancelled	(1,013,901)	4.42

Balance at December 31, 2003	9,065,887	3.09
Granted at fair value	1,376,545	2.22
Granted at greater than fair value	2,000,000	3.28
Exercised	(283,816)	1.00
Cancelled	(774,862)	3.25

Balance at December 31, 2004	11,383,754	3.06

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at December 31, 2004:

	Options outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price
$0.15 — 1.63	1,942,540	6.0	$1.18	1,755,188	$1.15
1.64 — 2.56	2,746,707	7.7	2.13	1,558,635	2.28
2.57 — 3.17	2,016,304	8.1	2.73	972,095	2.75
3.28 — 3.35	2,062,975	9.0	3.28	56,915	3.34
3.49 — 10.80	2,615,228	6.5	5.52	2,251,163	5.80

	11,383,754	7.5	3.06	6,593,996	3.26

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

     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. 7,814 shares were exercised in the assumed plans during the year ended December 31, 2004 and 162,020 options remain outstanding.

     Stock option activity in the assumed plans during 2002, 2003 and 2004 was as follows:

	Number of	Weighted-average
	Shares	exercise price
Balance at January 1, 2002.	578,335	$2.42
Exercised	(341,221)	1.77
Cancelled	(57,317)	3.79

Balance at December 31, 2002	179,797	3.21
Exercised	(9,963)	0.45
Cancelled	—	—

Balance at December 31, 2003	169,834	3.37
Exercised	(7,814)	0.45
Cancelled	—	—

Balance at December 31, 2004	162,020	3.51

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at December 31, 2004:

	Options outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	outstanding	life	exercise price	Options	exercise price
$0.72 — 2.72	41,706	4.1	$1.31	41,706	$1.31
3.92	100,563	5.1	3.92	100,563	3.92
6.08	19,751	5.2	6.08	19,751	6.08

	162,020	4.8	3.51	162,020	3.51

     (b)     Employee Stock Purchase Plan

     In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. Under the Plan, up to an aggregate of 6,008,148 shares of common stock are available for issuance, including shares reserved pursuant to the Plan’s evergreen provisions. During 2001 employees purchased an aggregate of 291,704 shares at an average price of $1.01 per share. During 2002 employees purchased an aggregate of 745,140 shares at an average price of $0.765 per share. During 2003 employees purchased an aggregate of 960,146 shares at an average price of $0.84 per share. In February and August 2004 employees purchased an aggregate of 281,752 shares and 302,625 shares, respectively, at an average price of $1.99 per share and $1.16 per share, respectively. At December 31, 2004, 3,426,781 shares were reserved for future issuance. At December 31, 2004 approximately $467,000 in payroll deductions were withheld from employees for future purchases under the plan. On February 15, 2005 employees purchased 512,118 shares at an average price of $1.11 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to Accounting Principles Board (APB) 25 accordingly; no compensation expense has been recognized for purchases under the plan. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively: no dividends; an expected life of six months; expected volatility of 165%, 145% and 154%, respectively; and a risk-free interest rate of 3.41%, 4.15% and 4.56%, respectively. The weighted-average fair value of the right to purchase those shares in 2004, 2003 and 2002 was $1.07, $0.96 and $0.72, respectively.

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

     At December 31, 2004, the Company had total warrants outstanding to purchase 19,727 shares of common stock at a weighted-average exercise price of $4.82 per share. At December 31, 2003 and 2002, the Company had total warrants outstanding to purchase 29,744 and 652,790 shares of common stock at a weighted-average exercise price of $4.72 and $7.35, respectively.

     (d)     Stock Repurchase Program

     On August 31, 2004 the Company’s board of directors approved the repurchase of up to $5,000,000 of common stock over twelve months, unless modified by the Company’s board, which the Company announced in a press release on September 8, 2004. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. The Company did not repurchase any shares of common stock in 2004.

(8)     COMMITMENTS AND CONTINGENCIES

     (a)     Operating Leases

     The Company leases office facilities under operating lease agreements that expire through 2009. Two of the office facilities are leased from entities that are controlled by a former executive officer or current director of the Company. Rent expense related to related party leases was $1,103,994, $1,053,324 and $1,033,953 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments are as follows (in thousands):

		Portion
		attributable
		to related
	Total	parties
2005	$2,026	$900
2006	1,064	921
2007	882	844
2008	818	818
2009	630	630

Total future minimum lease payments	$5,420	$4,113

     Total rent expense for the years ended December 31, 2004, 2003, and 2002 was $1,356,819, $1,439,561, and $1,377,057, respectively. As part of the restructuring described in note 10 the Company has subleased all closed facilities, each of which has leases that expires at various dates. Future minimum sublease receivables for the subleased facilities, as of December 31, 2004, approximate $0.7 million that will be received through September 2005. The future minimum sublease receivables have been factored into any adjustments the Company has made to the restructuring reserve for each specific office.

     (b)     Purchase Commitments

     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of December 31, 2004 was approximately $8.2 million to be expended through 2006. Commitments for bandwidth usage and telephony services for each of the years subsequent to December 31, 2004 are as follows (in thousands): 2005—$7,545; 2006—$629. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     In September 2003, the Company entered into an agreement with its primary conferencing bridge supplier, Voyant Technologies, subsequently acquired by Polycom, pursuant to which it made a commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, management notified Voyant Technologies that the Company has terminated the remaining purchase commitment, as well as the agreement for material breach. Voyant Technologies has disputed this position, threatened litigation and may seek to recover the alleged $6.1 million remaining contractual commitment plus damages.

     (c)     Employment Contracts

     In February 2003 the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at December 31, 2004, $3.1 million of cash compensation, net of the cancellation below, will become payable in the future upon the achievement of certain financial or product-based milestones or, in the board’s discretion, upon a change in control of the Company. $0.3 million relates to product-based milestones that must be achieved before February 19, 2006. $2.8 million relates to financial milestones that must be achieved before February 19, 2007. In March 2004, a product-based milestone was achieved and accordingly, the Company paid $0.2 million pursuant to this commitment and accelerated the vesting on 100,000 shares of common stock.

     In October 2003 the Company entered into a separation agreement with its former president and chief executive officer to terminate his employment as of December 31, 2003. Pursuant to the terms of the separation agreement, the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. In addition, 200,000 shares of common stock associated with the Executive Performance-Based Compensation Arrangement were subject to forfeiture and were cancelled as of December 31, 2003, which triggered the reversal of the deferred portion of his restricted stock grant compensation expense in the amount of $0.3 million. In addition, the cash compensation commitment to this former officer was terminated as of December 31, 2003.

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

     (d)     Severance Commitments

     In June 2004, the Company entered into a separation agreement with its former Senior Vice President of Sales pursuant to which the Company recognized approximately $0.1 million in the second quarter of 2004 related to severance costs. Such amount is included in sales and marketing expenses in the accompanying consolidated statement of operations. In addition, the Company recorded a stock compensation charge of $0.9 million related to the unrecognized deferred stock-based compensation in connection with the release from escrow of certain shares of restricted stock associated with the acquisition of InterAct Conferencing, LLC in April 2002.

     In October 2003, the Company entered into a separation agreement with its former president and chief executive officer pursuant to which the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs. The unpaid severance commitment at December 31, 2004 is $0.3 million.

     (e)     Legal and Tax Contingenices

     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. On June 30, 2004, the Company filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, the Company filed a reply in support of its motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. On December 10, 2004 the Court set a 5-day jury trial starting August 29, 2005. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of December 31, 2004.

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

     The Company is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect sales or other taxes for past sales of services to customers and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. No provision has been made in the financial statements for the proposed tax, interest and penalty because the ultimate liability, if any, cannot be reasonably estimated. The assessment including tax, interest and penalties approximates $0.2 million.

(9)     EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. The

Company did not make a discretionary employer matching or profit sharing contribution to the plan in 2004, 2003 or 2002.

(10)     RESTRUCTURING RESERVES

     The Company’s restructuring activities included workforce reductions, the sale or other disposition of assets, contract cancellations and the closure of several remote sales offices. In the first and second quarters of 2002, the Company recorded a restructuring charge of $0.2 and $0.4 million, respectively, to record additional charges associated with offices that remained vacant while the Company continued its attempts to sublease these facilities.

     Restructuring reserves and activity for 2002, 2003 and 2004 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2002	Adjustments	Payments	December 31, 2002
Lease obligations, net of estimated sublease income	$1,576	$584	$(1,135)	$1,025

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2003	Adjustments	Payments	December 31, 2003
Lease obligations, net of estimated sublease income	$1,025	$—	$(560)	$465

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2004	Adjustments	Payments	December 31, 2004
Lease obligations, net of estimated sublease income	$465	$—	$(277)	$188

     At December 31, 2004, the Company’s restructuring reserves totaled $0.2 million, all of which is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At December 31, 2004, all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. Future minimum sublease receivables for all subleased facilities, as of December 31, 2004, approximate $0.7 million, which are scheduled to be received through September 2005.

(11)     ASSET IMPAIRMENT CHARGES

     In the fourth quarter of 2002, the Company identified, and removed from service, equipment that was no longer required or had become obsolete. The asset write-offs were determined under the long-lived assets to be disposed of by sale model. The Company completed the sale and disposal of the assets in 2003. In connection with the plan of disposal, the carrying amount of the assets exceeded the fair value of the assets less cost to sell, and as a result, the Company recorded an impairment loss of $0.2 million in the fourth quarter of 2002.

     In the third quarter of 2001 the board of directors of Evoke Communications Europe unanimously approved a plan of liquidation and dissolution and, as a result, Evoke Communications Europe has been liquidated and its operations have ceased. In the fourth quarter of 2002, the Company recorded a reversal of $0.1 million based upon revised estimates of the cash to be received upon complete dissolution and liquidation of Evoke Communications Europe. The dissolution and liquidation was completed in the third quarter of 2004.

(12)     RELATED PARTY TRANSACTIONS

     In the third quarter of 2003 the Company sold a software license to the Company’s primary hardware vendor (Voyant Technologies, Inc., subsequently acquired by Polycom) in the amount of $4.0 million, $1.1 million of which was recognized as revenue in the third quarter of 2003 and $2.9 million of which was recognized as revenue in the fourth quarter of 2003. The Company also entered into an agreement with the same vendor to purchase approximately $10.3 million in equipment to be expended through December 31, 2005. At the time of the transaction the vendor was a privately held company and shared a common board member with the Company. On January 6, 2004, Polycom, Inc., a publicly traded company, acquired Voyant Technologies, Inc. and the common board member relationship ceased. The Company terminated the purchase commitment and the agreement for material breach, which Polycom disputes.

     For the years ended December 31, 2004, 2003, and 2002, the Company paid consulting fees and commissions in the amount of $0.3 million, $0.2 million, and $0.1 million respectively, to 2Com Communications, LLC, an entity controlled by the brother-in-law of the Company’s current chairman of the board and former president and chief executive officer.

(13)     SIGNIFICANT CUSTOMERS AND SUPPLIERS

     A significant concentration is represented by sales or accounts receivable equal to or greater than 10% of the Company’s total sales or accounts receivable for the year. For the year ended December 31, 2004 the Company did not have any significant concentrations with respect to sales, however, the Company had a receivable, all of which was current, due from Qwest Communications International, Inc. of $1.2 million or 11.6% of the Company’s total accounts receivable balance at December 31, 2004. For the year ended December 31, 2003, the Company did not have significant concentrations with respect to either sales or accounts receivable. In 2002, Qwest Communications International, Inc. (Qwest) accounted for 14.3% of total revenue. The receivable due from Qwest at December 31, 2002, all of which was current, was approximately $2.5 million or 25.2% of the Company’s total accounts receivable balance.

     The Company purchases audio conferencing bridges from a single supplier, Voyant/Polycom. See note 12. In 2004, 2003, and 2002, the Company purchased $1.1 million, $5.7 million, and $3.6 million, respectively, in equipment and services from this supplier.

(14)     VALUATION AND QUALIFYING ACCOUNTS

     Valuation and qualifying accounts for each of the years in the three-year period ended December 31, 2004 is detailed below (in thousands):

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year
Year ended December 31, 2004:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$300	181	(171)	310
Deferred tax asset valuation allowance	46,993	2,143	—	49,136
Year ended December 31, 2003:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$850	371	(921)	300
Deferred tax asset valuation allowance	48,228	—	(1,235)	46,993
Year ended December 31, 2002:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	775	464	(389)	850
Deferred tax asset valuation allowance	46,927	1,301	—	48,228

(15)     SUBSEQUENT EVENTS

     On January 24, 2005 the Compensation Committee of the board of directors of Raindance Communications, Inc. approved the grant of 348,000 shares of restricted common stock to certain executive officers and key employees. The awards will generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. These grants resulted in a deferred stock-based compensation charge of $0.8 million to be recognized as stock-based compensation expense ratably over a four-year period.

INDEX TO EXHIBIT

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.

2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.

2.3(4)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(3)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.

10.1(1)	2000 Equity Incentive Plan.

10.2(1)	2000 Employee Stock Purchase Plan.

10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.

10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.

10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.

10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.

10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.

10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.

10.16.1(5)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

10.17(6)	Separation and Release Agreement, dated October 14, 2003, between Registrant and Paul Berberian.

10.18(8)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

10.18.1(9)	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.

10.26(7)	Executive Performance-Based Compensation Arrangement

23.1	Consent of KPMG LLP.

24.1	Powers of attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description
32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

+ Confidential treatment granted with respect to portions of these exhibits.
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.
(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 29, 2001.
(3) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.
(4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.
(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.
(6) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.
(7) Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.
(8) Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.
(9) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 9, 2004.