Form 10-Q
period 2005-03-31
RAINDANCE COMMUNICATIONS INC
filed 2005-05-10
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	55,972,733 as of April 29, 2005.

RAINDANCE COMMUNICATIONS, INC.

2.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

RAINDANCE COMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,532	$10,458
Short-term investments	37,383	32,935
Accounts receivable, net of allowance for doubtful accounts of $390 and $310 at March 31, 2005 and December 31, 2004, respectively	10,321	9,922
Prepaid expenses and other current assets	1,679	1,593
Due from employees	8	12

Total current assets	57,923	54,920

Property and equipment, net	16,301	17,807
Goodwill	45,587	45,587
Other assets	395	411

Total Assets	$120,206	$118,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,233	$7,447
Accrued expenses	147	510
Accrued compensation	2,398	1,506
Accrued property tax	72	258
Accrued severance obligation	56	345
Restructuring reserve	114	188
Current portion of deferred revenue	314	420

Total current liabilities	10,334	10,674

Deferred revenue, less current portion	34	45

Total Liabilities	10,368	10,719

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 55,955,514 and 54,936,434 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	84	82
Additional paid-in capital	282,234	280,561
Deferred stock-based compensation	(1,563)	(960)
Accumulated deficit	(170,917)	(171,677)

Total Stockholders’ Equity	109,838	108,006

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$120,206	$118,725

See accompanying notes to condensed financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue	$19,065	$19,582
Cost of revenue (exclusive of stock-based compensation expense of $— and $2, respectively, shown below)	7,772	8,556

Gross profit	11,293	11,026

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $18 and $11, respectively, shown below)	5,352	6,500
Research and development (exclusive of stock-based compensation expense of $56 and $50, respectively, shown below)	2,863	2,726
General and administrative, (exclusive of stock-based compensation expense of $178 and $550, respectively, shown below)	2,264	1,909
Stock-based compensation expense	252	613

Total operating expenses	10,731	11,748

Income (loss) from operations	562	(722)

Other income (expense), net	198	17

Net income (loss)	$760	$(705)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic	54,581	53,548

Diluted	56,816	53,548

See accompanying notes to condensed financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$760	$(705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,430	2,747
Stock-based compensation	252	613
Other	27	17
Changes in operating assets and liabilities:
Accounts receivable	(399)	(1,847)
Prepaid expenses and other current assets	(253)	(73)
Other assets	(43)	80
Accounts payable and accrued expenses	(634)	(198)
Deferred revenue	(118)	84

Net cash provided by operating activities	2,022	718

Cash flows from investing activities:
Purchase of property and equipment	(350)	(613)
Proceeds from disposition of equipment	30	—
Purchase of investments	(19,510)	—
Proceeds from maturities of investments	15,062	—
Change in restricted cash	—	23

Net cash used by investing activities	(4,768)	(590)

Cash flows from financing activities:
Proceeds from issuance of common stock	820	753
Payments on debt	—	(328)

Net cash provided by financing activities	820	425

Increase (decrease) in cash and cash equivalents	(1,926)	553
Cash and cash equivalents at beginning of period	10,458	39,607

Cash and cash equivalents at end of period	$8,532	$40,160

Supplemental cash flow information — interest paid in cash	$1	$26

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$461	$540

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

          The accompanying condensed financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2004 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 15, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

(b)     Cash, Cash Equivalents and Investments in Debt Securities

          Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at March 31, 2005 consist of money market accounts at three financial institutions. Short-term investments at March 31, 2005 consist of federal agency notes, commercial paper and certificates of deposit.

          The Company’s investments consist of available-for-sale debt securities whose costs approximate fair value and, accordingly, there are no unrealized gains or losses.

	March 31, 2005	December 31, 2004
Cost and approximate fair value of available-for-sale debt securities (in thousands):
United States Treasury note	$—	$5,020
Federal agency notes	26,973	16,911
Commercial paper	9,378	9,977
Certificates of deposit	1,032	1,027

Total available-for-sale debt securities	$37,383	$32,935

          All of the Company’s available-for-sale debt securities have contractual maturities of one year or less.

6.

(c)     Property and Equipment

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

(d)     Goodwill

          The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” With regard to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead be reviewed for impairment at least annually. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed its annual reassessment and impairment test, which indicated that the fair value of the reporting unit exceeded the goodwill carrying value; and therefore as of March 31, 2005, goodwill is not deemed to be impaired. There have been no subsequent indicators of impairment. There can be no assurances that the Company’s goodwill will not be impaired in the future.

(e)     Fair Value of Financial Instruments and Concentrations of Credit Risk

          The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities. No single customer accounted for greater than 10% of total first quarter 2005 revenue or of the total accounts receivable balance as of March 31, 2005.

(f)     Revenue Recognition

          Revenue for the Raindance Meeting Edition service is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. The Company recognizes usage revenue from Raindance Meeting Edition services in the period the meeting is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.

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

(g)     Software Development Costs and Research and Development

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

          Research and development costs are expensed as incurred.

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

8.

          The following table sets forth the calculation of net income (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income (loss)	$760	$(705)

Common shares outstanding:
Historical common shares outstanding at beginning of period	54,261	53,234
Weighted average common shares issued during period	320	314

Weighted average common shares at end of period — basic	54,581	53,548
Effect of potential common shares	2,235	—

Weighted average common shares at end of period — diluted	56,816	53,548

Net income (loss) per share — basic	$0.01	$(0.01)

Net income (loss) per share — diluted	$0.01	$(0.01)

          For the three months ended March 31, 2005 and 2004, 1,002,500 and 675,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 3) and, if applicable, have been included in diluted earnings per share.

          The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2005 and 2004 because their effect would have been antidilutive:

	As of March 31,
	2005	2004
Shares issuable under stock options	7,837,516	4,927,787
Shares issuable pursuant to warrants	10,000	20,017

(i)     Stock-Based Compensation

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

          The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per share amounts):

9.

	Three months ended March 31,
	2005	2004
Net income (loss), as reported	$760	$(705)
Add: Stock-based employee compensation expense attributable to common stock options included in net income (loss)	—	60
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,090)	(1,592)
Deduct: Stock-based employee compensation expense attributable to employee stock purchase plan determined under fair value based method	(241)	(145)

Net loss, as adjusted	$(571)	$(2,382)

Income (loss) per share — basic, as reported	$0.01	$(0.01)

Income (loss) per share — diluted, as reported	$0.01	$(0.01)

Loss per share — basic, as adjusted	$(0.01)	$(0.04)

Loss per share — diluted, as adjusted	$(0.01)	$(0.04)

          The per share weighted-average fair value of stock options granted during the first quarter of 2005 and 2004 was $2.21 and $2.61, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Expected life (years)	5	5
Risk-free interest rate	4.18%	2.80%
Expected volatility	186%	119%
Expected dividend yield	None	None

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion 25 and related interpretations. SFAS 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) was originally effective for all interim periods beginning after June 15, 2005 and, thus, would have been effective for the Company beginning with the third quarter of 2005. On April 15, 2005 the U.S. Securities and Exchange Commission issued release number 33-8568 which deferred the effective date of SFAS 123(R) for calendar year-end companies until the beginning of 2006 and, thus, will be effective for the Company beginning with the first quarter of 2006. Once SFAS 123(R) is effective and for outstanding awards accounted for under APB No. 25 or SFAS No. 123, stock compensation expense must be recognized in earnings for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123.

(2)     DEBT AND LINE OF CREDIT

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

10.

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

          In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At March 31, 2005, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the available balance of the line of credit was securing various letters of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At March 31, 2005, the Company was in compliance with all of the financial loan covenants.

(3)     COMMON STOCK PLANS

(a)     Stock Options and Restricted Stock

          In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 18,676,851 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At March 31, 2005, there were 3,564,469 shares available for future issuance under the plan. Pursuant to the plan, the Company’s board of directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.

          The Company utilizes APB Opinion 25 in accounting for its plans. In February 2003, the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement pursuant to which the Company approved and granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved or in the board’s discretion, upon a change of control of the Company. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as an expense ratably over six years unless accelerated. Pursuant to this arrangement $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or in the board’s discretion, upon a change in control of the Company. The Company’s former president and chief executive officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2004 one product-based milestone was achieved, triggering a cash compensation payment of $200,000 and the vesting of 100,000 shares of common stock. In the third quarter of 2004 the Company determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, the Company began accruing a $0.3 million bonus payable upon the achievement of the milestone and accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.

          On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as president and chief executive officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an

11.

expense over the applicable vesting period. On August 20, 2004, this agreement was amended to provide for the acceleration of all unvested shares of restricted stock in the event of a change in control of the Company as defined in the agreement. If a change in control was to occur, an additional stock-based compensation charge of $1.48 per share would be incurred on all shares to which the vesting acceleration applies.

          On January 24, 2005 the Compensation Committee of the board of directors of the Company approved the grant of 348,000 shares of restricted common stock to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. These grants resulted in a deferred stock-based compensation charge of $0.8 million to be recognized as stock-based compensation expense ratably over a four-year period.

          Stock option activity in the Company’s 2000 Equity Incentive Plan during the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005		2004
	Number of	Weighted-average	Number of	Weighted-average
	Shares	exercise price	Shares	exercise price
Balance, beginning of period	11,383,754	$3.06	9,065,887	$3.09
Granted at fair value	47,000	2.30	371,795	2.96
Granted at greater than fair value	—	0.00	2,000,000	3.28
Exercised	(101,109)	1.47	(127,415)	1.48
Cancelled	(67,094)	2.96	(248,821)	3.10

Balance, end of period	11,262,551	3.07	11,061,446	3.14

          The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at March 31, 2005:

	Options outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number	contractual	average	Number of	average
exercise prices	Outstanding	life	exercise price	Options	exercise price
$0.15 — 1.71	2,336,305	6.3	$1.27	1,938,926	$1.20
1.75 — 2.56	2,285,325	7.3	2.22	1,436,542	2.34
2.57 — 3.00	1,807,430	8.0	2.69	960,621	2.70
3.01 — 3.28	2,175,957	8.7	3.27	706,548	3.25
3.30 — 3.96	1,290,562	7.1	3.52	1,047,334	3.53
4.02 — 10.80	1,366,972	5.5	7.31	1,326,397	7.38

	11,262,551	7.2	3.07	7,416,368	3.25

          In addition, the Company has sold or granted to employees, directors and consultants for services rendered an aggregate of 1,839,252 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share. This amount includes 550,000 shares outstanding pursuant to the Executive Performance-Based Compensation Arrangement, 275,000 shares granted to Mr. Detampel, and 348,000 shares granted to executive officers and key employees.

          Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. 20,000 shares were exercised, at a weighted-average exercise price of $0.72 per share, in the assumed plans during the three months ended March 31, 2005 and 142,020 options remain outstanding.

12.

          The following table summarizes information about stock options outstanding under the Company’s assumed plans at March 31, 2005:

	Options outstanding and Exercisable
		Weighted
		average
		remaining	Weighted
Range of	Number	contractual	average
exercise prices	Outstanding	life	exercise price
$1.70 — 2.72	21,706	3.9	$1.85
3.92	100,563	4.8	3.92
6.08	19,751	4.9	6.08

	142,020	4.7	3.91

(b)     Employee Stock Purchase Plan

          In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. Under the Plan, up to an aggregate of 7,410,185 shares of common stock are available for issuance, including shares reserved pursuant to the Plan’s evergreen provisions. In February 2005, 512,118 shares were purchased by employees at an average price of $1.11 per share. At March 31, 2005, 4,316,700 shares were reserved for future issuance. At March 31, 2005 approximately $137,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.11 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to Accounting Principles Board (APB) 25 and accordingly; no compensation expense has been recognized for purchases under the plan. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and 2004: no dividends; an expected life of six months; expected volatility of 199% and 128%, respectively; and a risk-free interest rate of 3.46% and 3.37%, respectively. The weighted-average fair value of the right to purchase those shares for the three months ended March 31, 2005 and 2004 was $0.98 and $1.28, respectively.

(c)     Stock Repurchase Program

          On August 31, 2004 the Company’s board of directors approved the repurchase of up to $5,000,000 of common stock over twelve months, unless modified by the Company’s board. These repurchases may be made from time to time in open market purchases at prevailing market rates, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. The Company did not repurchase any shares of common stock in the first quarter of 2005.

4)     RESTRUCTURING

          Restructuring reserves and activity for the first three months of 2005 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2004	Adjustments	Payments	March 31, 2005
Lease obligations, net of anticipated sublease income	$188	$—	$(74)	$114

          At March 31, 2005, the Company’s restructuring reserves totaled $0.1 million, all of which is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances.

13.

At March 31, 2005, all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. In the third quarter of 2005 the operating leases on the leased facilities subject to the initial restructuring charge will expire. Future minimum sublease receivables for all subleased facilities, as of March 31, 2005, approximate $0.4 million, which are scheduled to be received through August 2005.

(5)     COMMITMENTS AND CONTINGENCIES

(a)     Operating Leases

          The Company leases office facilities under various operating leases that expire through 2009. In the quarter ended March 31, 2005, two of the office facilities were leased from entities that are controlled by a former executive officer or current director of the Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $4.8 million at March 31, 2005.

(b)     Purchase Commitments

          The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of March 31, 2005 was approximately $6.2 million to be expended through January 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

          In September 2003, the Company entered into an agreement with its primary conferencing bridge supplier, Voyant Technologies, subsequently acquired by Polycom, Inc., pursuant to which it made a commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, management notified Voyant Technologies that the Company has terminated the remaining purchase commitment, as well as the agreement for material breach. Voyant Technologies has disputed this position, threatened litigation and may seek to enforce the alleged $6.1 million remaining contractual commitment plus damages.

(c)     Employment Contracts

          In February 2003 the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at March 31, 2005, $3.1 million of cash compensation, net of the cancellation below, will become payable in the future upon the achievement of certain financial or product-based milestones or, in the board’s discretion, upon a change in control of the Company. $0.3 million relates to product-based milestones that must be achieved before February 19, 2006. $2.8 million relates to financial milestones that must be achieved before February 19, 2007. See note 3(a) for further disclosure regarding the arrangement.

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

(d)     Severance

          In October 2003 the Company’s former president and chief executive officer entered into a separation agreement to terminate his employment as of December 31, 2003. The unpaid severance commitment, which will be satisfied in the second quarter of 2005, at March 31, 2005 is $0.1 million. Pursuant to the terms of the separation agreement, the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs.

14.

(e)     Legal and Tax Contingenices

          On May 17, 2004, a complaint was filed against the Company by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief. On June 30, 2004, the Company filed a motion to dismiss the claims for failure to state a claim upon which relief can be granted. On July 29, 2004, iTalk filed a response, opposing such motion. On August 24, 2004, the Company filed a reply in support of its motion to dismiss. On September 24, 2004, the court denied the motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. On December 10, 2004 the Court set a 5-day jury trial starting August 29, 2005. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of March 31, 2005.

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

          The Company is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect state sales or other taxes for past sales of services and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. At March 31, 2005 the Company has accrued $0.2 million for this potential exposure with such amount being reflected in general and administrative expenses in the accompanying condensed statement of operations. In the event the actual results differ from these estimates, the Company will need to adjust the accrual, which may materially impact our financial condition and results of operations.

(6)     NEW ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. — SFAS 123(R) is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement were originally effective for all interim periods beginning after June 15, 2005 and, thus, would have been effective for the Company beginning with the third quarter of 2005. On April 15, 2005 the U.S. Securities and Exchange Commission issued release number 33-8568 which deferred the effective date of this statement for calendar year-end companies until the beginning of 2006 and, thus, will be effective for the Company beginning with the first quarter of 2006.

          SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

15.

      2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          We have not determined the method we will use when we adopt SFAS 123(R).

          As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The impact of the adoption of SFAS 123(R) cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB opinion No. 29.” SFAS No. 153 eliminates the fair value exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. A nonmonetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

16.

          Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Report on Form 10-Q contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled “Additional Risk Factors that May Affect Our Operating Results and The Market Price of Our Common Stock.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K (Commission File No. 000-31045), filed on March 15, 2005. You should also read this analysis in conjunction with our condensed financial statements and related notes that begin on page 3.

          You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC. The SEC’s Internet site can be found at “http://www.sec.gov.” Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Overview

          Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our condensed financial statements and related notes that begin on page 3, you will read about significant events and trends that materially impact earnings, revenue and other metrics of financial performance. Significant events and trends discussed in this Management’s Discussion and Analysis include pricing pressure that has negatively impacted, and is expected to continue to negatively impact, revenue, gross margins and our ability to maintain profitability, an increase in general and administrative expenses as a result of Sarbanes-Oxley compliance, the accrual of a contingent state sales tax liability for our services and changes to accounting rules related to stock compensation expense that are anticipated to significantly affect our financial results beginning in the first quarter of 2006. In the first quarter, changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization have positively affected gross profit; however, we may seek to alter our telephony network strategy which may result in purchasing new bridging equipment that would significantly increase our depreciation expense and capital expenditures, while enabling us to take advantage of lower telephony costs from our suppliers. These significant events and trends have materially impacted, or are expected to materially impact, our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in the section entitled “Risk Factors That May Affect Our Operating Results and The Market Price Of Our Common Stock” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.

          As of March 31, 2005, we had an accumulated deficit of $170.9 million. Our quarterly and yearly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our net income was $0.8 million and our net loss was $0.7 million for the quarters ended March 31, 2005 and 2004, respectively. Although we reported net income in the current quarter, we incurred net losses in each quarter of 2004. There can be no assurance that we will achieve or maintain net income in the future. Our stock-based compensation expense will increase significantly beginning in the first quarter of 2006 due to a change in accounting rules that will require us to record compensation expense for employee stock options and our employee stock purchase plan in the financial statements.

          While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated

17.

with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. Recently we have experienced, and expect to continue to experience, an ongoing trend in the conferencing industry away from subscription-based pricing to usage-based pricing. In addition, we currently do not anticipate licensing our software. In the quarter ended March 31, 2005, 7.8% of our revenue was non-usage based as compared to 8.1% in the quarter ended March 31, 2004. We expect our non-usage based revenue to approximate 6% to 10% of our total revenue in the second quarter of 2005.

          Our next-generation service, Raindance Meeting Edition, was released in March 2004. Raindance Meeting Edition revenue growth has been slower than anticipated and we believe this is due in large part to the small workgroup collaboration services sector being in the early adoption phase. However, we continue to add new customers and revenue from this product is increasing quarter over quarter. We expect to release Raindance Seminar Edition in June 2005. Raindance Seminar Edition complements Raindance Meeting Edition and is designed for large, planned seminar events where there is one main presenter and hundreds or thousands of participants. Currently, it is difficult to predict with any certainty the impact Raindance Seminar Edition will have on our business, operations and financial results, the market in general, or our existing customer base including those that currently utilize Web Conferencing Pro.

          Our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $3.1 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events and we expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.

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

18.

•	Unlimited Conferencing. Revenue from Unlimited Conferencing is derived from a flat, fixed charge per month depending on the conference size limit selected by the customer. The fixed monthly charge is recognized as revenue each month.

          Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of audio-only and web-based services revenue will affect our gross profit, as our cost of revenue is typically higher on our audio-only service as a result of price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure; however, we currently expect capital expenditures in 2005 to be comparable to 2004. We expect that our cost of revenue will increase in 2005 due to a corresponding increase in revenue, but do not expect cost of revenue as a percentage of revenue to change materially. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2005. We have a limited number of sources for our telephony services. If one of our suppliers was to terminate or interrupt its services, we may experience difficulties or delays in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost. We are also involved in a dispute with our primary conferencing bridge provider that may require us to seek alternative sources for conferencing bridges, which may be difficult and expensive to integrate into our existing infrastructure.

          We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We currently expect sales and marketing expenses to remain relatively flat in absolute dollars and decrease as a percentage of revenue as we expand our sales force and continue our marketing initiatives in 2005 to support Raindance Meeting Edition and the anticipated June 2005 release of Raindance Seminar Edition.

          We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million of internally developed software in the first quarter of 2005 and expect to continue to capitalize costs associated with internally developed software in the remainder of 2005. We currently expect to continue to make investments in research and development and anticipate that these expenditures will remain relatively flat in absolute dollars and decrease as a percentage of revenue in 2005.

          We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses such as compliance with Sarbanes-Oxley regulations and contingent state tax liability for our services. We currently expect general and administrative expenses to remain relatively flat in terms of absolute dollars and decrease as a percentage of revenue in 2005.

          Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain business and technical personnel. Stock-based compensation expense is based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. As of May 2004, all of these options with fair values deemed in excess of the exercise price were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended March 31, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. We also expensed $0.3 million and $0.6 million, respectively, of stock-based compensation in the three months ended March 31, 2005 and 2004. The $0.8 million of deferred stock-based compensation recorded in the three months ended March 31, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards will generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The $0.9 million of deferred stock-based compensation recorded in the three months

19.

ended March 31, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement.

          Assuming that no additional shares of restricted stock will be forfeited or granted and assuming there is no change in control of the Company we estimate incurring stock-based compensation expense of approximately $0.5 million in the remainder of 2005 for common stock issued or awarded to our employees, executive officers and members of our board of directors under our equity plans through March 31, 2005.

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

          The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$760	$(705)
Add: depreciation, amortization and other income (expense), net	2,231	2,730
Add: stock-based compensation expense	252	613

Adjusted EBITDA	$3,243	$2,638

          Although we reported net income for the quarter ended March 31, 2005, we recorded net losses during each quarter of 2004. In the current quarter, our research and development costs continued to increase over the first quarter in 2004 due to additional headcount to support Raindance Meeting Edition and the upcoming June 2005 release of Raindance Seminar Edition. However, quarter over quarter, sales and marketing expenditures and cost of revenue have decreased. For the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, our net income increased by $1.5 million, resulting in $0.8 million net income for the current quarter. For the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, adjusted EBITDA increased by $0.6 million. The trend depicted by this calculation indicates that although ongoing product development expenditures increased for the quarter ended March 31, 2005, we decreased overall operating costs in the current quarter primarily in sales and marketing expenses and cost of revenue. Sales and marketing decreased as we defer a portion of planned marketing expenses to coordinate sales and marketing efforts to coincide with the release of Raindance Seminar Edition and cost of revenue decreased due to lower revenue and improved operating and network efficiencies, which increased our gross profit percentage for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

          Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss) and other measures of financial performance reported in accordance with GAAP. We believe that adjusted EBITDA is a useful performance metric for our investors and is a measure of operating performance and liquidity that is commonly reported and widely used by financial and industry analysts, investors and other interested parties because it eliminates significant non-cash charges to earnings. In addition, many sophisticated financial institutions and banks use adjusted EBITDA as a performance metric in their lending practices. For example, adjusted EBITDA is used by our bank to determine our compliance with a financial covenant in our credit agreement. However, adjusted EBITDA as used by us may not be comparable to similarly titled measures reported by other companies.

          The funds depicted by adjusted EBITDA are not available for our discretionary use due to financial commitments that we have made. Cash flow calculated in accordance with generally accepted accounting principles is as follows: net cash provided by operations was $2.0 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively; net

20.

cash used by investing activities was $4.8 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively; net cash provided by financing activities was $0.8 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          Revenue. Total revenue decreased by $0.5 million to $19.1 million for the three months ended March 31, 2005 from $19.6 million for the three months ended March 31, 2004. The decrease was due in part to the pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service, and the loss of Oracle Corporation who accounted for a significant portion of our revenue in the first quarter of 2004 and reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004, the foregoing decreases in revenue were partially offset by the addition of new customers and an increase in usage from our existing customers. Total minutes attributable to our usage-based services were 209.3 million and 201.0 million for the three months ended March 31, 2005 and 2004, respectively, which represents a 4.2% increase in minutes quarter over quarter. Usage-based revenue decreased by 2.2% in the first quarter of 2005 from the first quarter of 2004, which indicates that our average price per usage-based minute declined by approximately 6.1% or .0055 cents per minute quarter over quarter. We expect this trend to continue in the foreseeable future.

          Cost of Revenue. Cost of revenue decreased $0.8 million to $7.8 million for the three months ended March 31, 2005 from $8.6 million for the three months ended March 31, 2004. Telecommunications costs decreased $0.8 million for the three months ended March 31, 2005 over the three months ended March 31, 2004 due to an overall improvement in the utilization of our infrastructure and rate decreases from our primary telephony provider. These cost reductions were partially offset by an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services. Total depreciation expense decreased $0.1 million for the three months ended March 31, 2005 due to specific assets allocated to cost of revenue becoming fully depreciated and reduced spending on capital expenditures in the current quarter over the same quarter in the previous year. Expense associated with our Operator-Assisted Conferencing service increased $0.1 million in the current quarter, which is consistent with growth in revenue from this service, as well as an overall increase in our costs to provide this service. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $3.1 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events and we expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.

          Sales and Marketing. Sales and marketing expense decreased $1.1 million to $5.4 million for the three months ended March 31, 2005 from $6.5 million for the three months ended March 31, 2004. Commissions expense increased $0.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of a revision to our commission plans, which went into effect January 1, 2005. Personnel and payroll related expenses decreased $0.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to decreased headcount in the current quarter. Expenses related to promotion and lead generation decreased $0.1 million, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to an overall decrease in marketing initiatives following the completion of the marketing programs implemented in connection with the product launch of Raindance Meeting Edition which occurred in March 2004. Outside service expense decreased $1.1 million in the current quarter over the previous quarter due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition which also occurred last year. Depreciation expense decreased $0.2 million for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 primarily due to decrease in allocated depreciation as a result of a decrease in headcount.

21.

          Research and Development. Research and development expense increased $0.2 million to $2.9 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. Personnel and payroll related expenses increased $0.2 million for the three months ended March 31, 2005 over the three months ended March 31, 2004 due to increased headcount, as well as a decrease in capitalized internally-developed software. Conversely, outside services decreased $0.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 in connection with the development of Raindance Meeting Edition and Raindance Seminar Edition and reduced spending in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. There was a slight variance in other expenses, including a $0.1 million increase in maintenance and repairs expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to the timing of these contracts.

          General and Administrative. General and administrative expense increased $0.4 million to $2.3 million for the three months ended March 31, 2005 from $1.9 million the three months ended March 31, 2004. Accounting expense increased $0.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to an increase in audit fees associated with the audit of internal controls over financial reporting required by Sarbanes-Oxley. In addition, we accrued $0.2 million in the three months ended March 31, 2005 in connection with a pending and disputed state sales tax assessment by the Department of Revenue of the Commonwealth of Massachusetts.

          Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.3 million to $0.3 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the quarter ended March 31, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. The $0.8 million of deferred stock-based compensation for the three months ended March 31, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards will generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. Additionally, the $1.2 million deferred stock-based compensation charge in February 2003 in connection with the issuance of 750,000 shares of restricted stock to certain executives and key employees under our Executive Performance-Based Compensation Arrangement is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved or, generally at the board’s discretion, upon a change in control of the Company. The termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the first quarter of 2004 a product-based milestone was achieved and 100,000 shares of restricted common stock vested. In the third quarter of 2004 we determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, we have accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.

          In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which are being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, beginning in May 2002. The stock compensation charge in the first quarter of 2004 associated with this acquisition was $0.3 million. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.

22.

          Other Income, Net. Interest income increased $0.1 million to $0.2 million for the three months ended March 31, 2005 from $0.1 million for the three months ended March 31, 2004, respectively, as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. Interest expense was less than $0.1 million for the quarters ended March 31, 2005 and 2004 and was essentially zero in the current quarter as we retired our debt obligations in 2004.

Liquidity and Capital Resources

          As of March 31, 2005, cash, cash equivalents and short-term investments were $45.9 million, an increase of $2.5 million compared with cash, cash equivalents and short-term investments of $43.4 million held as of December 31, 2004.

          Net cash provided by operations was $2.0 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. Cash provided by operations increased significantly for the first three months of 2005 as compared to the first three months of 2004 primarily due to net income of $0.8 million for the three months ended March 31, 2005 as compared to net loss of $0.7 million for the three months ended March 31, 2004. The increase is also explained by a reduced increase in accounts receivable, partially offset by a larger increase in both prepaid expenses and other assets and a larger decrease in accounts payable and accrued expenses and deferred revenue.

          Net cash used by investing activities was $4.8 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used by investing activities in the first quarter of 2005 primarily related to capital expenditures for equipment and the purchase of investments, offset by maturities of investments. Net cash used by investing activities in the first quarter of 2004 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity. Overall, we expect capital expenditures in 2005 to be comparable to 2004 due to capital expenditures for the anticipated release of Raindance Seminar Edition in the current year and Raindance Meeting Edition in the previous year.

          Net cash provided by financing activities was $0.8 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. Cash provided by financing activities in the first quarters of 2005 and 2004 was primarily due to cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. For the quarter ended March 31, 2004, cash provided by financing activities was also offset by debt service payments.

          As of March 31, 2005, we had no debt obligations outstanding.

          In April 2004 we entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At March 31, 2005, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At March 31, 2005, we were in compliance with all financial loan covenants.

          We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

          We have generated positive cash flows from operations for fourteen consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters. Looking ahead, we do not anticipate any debt service payments in 2005 as a result of the early retirement of our outstanding debt obligations, unless we decide to incur new debt or borrow on our line of credit. We expect capital expenditures in 2005 to be comparable with 2004; however if we implement a new telephony network strategy, such expenditures would increase. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow in 2005.

23.

          We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue for the quarter ended March 31, 2005, or our total accounts receivable balance at such date. Our five largest customers represented $3.9 million or 20.5% of our total first quarter 2005 revenue and also represented $2.0 million or 18.4% of our total accounts receivable balance at March 31, 2005. The sixth through twenty-fifth largest customers represented $2.8 million or 14.6% of our total first quarter 2005 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results.

          As of March 31, 2005, our purchase commitments for bandwidth usage and telephony services were approximately $6.2 million and will be expended over the next ten months. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining commitment, as well as the agreement for material breach. The total remaining commitment that we terminated as of March 31, 2005 was approximately $6.1 million. Our vendor disputes this position, has threatened litigation and may seek to enforce the alleged $6.1 million remaining contractual commitment.

          We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of March 31, 2005, are approximately $4.8 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of March 31, 2005, approximate $0.4 million that we expect to receive through August 2005.

          Our contractual obligations and commitments to make future payments as of March 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1year	1-3 years	3-5 years	Over 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases, exclusive of sublease receivables	4,835	1,707	1,885	1,243	$—
Purchase obligations	6,217	6,217	—	—	—

Total contractual obligations and commitments	$11,052	$7,924	$1,885	$1,243	$—

          Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See note 5(c) and 5(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At March 31, 2005 our total employment-related commitments were approximately $3.8 million.

          Not included in the contractual commitments schedule above is the equipment purchase commitment we terminated in the second quarter of 2004. See Note 5(b) to the financial statements. Our vendor has disputed our position with respect to the termination. The total remaining commitment that we terminated as of March 31, 2005 was approximately $6.1 million, which would have been required to be expended in 2005.

          We currently anticipate that existing cash resources and our revolving line of credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs into the foreseeable future. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities, borrow on our revolving line of credit or obtain additional debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing, we may be required to reduce

24.

the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.

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

          Our critical accounting policies and estimates are included in our Form 10-K, filed on March 15, 2005.

25.

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

          Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $170.9 million from our inception through March 31, 2005. Although we reported net income in the first quarter of 2005, there can be no assurance that we will maintain profitability in the future, particularly if existing or future competitors decrease our market share, if price pressure increases, if we are unable to retain our large customers or acquire new ones, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. If we are not able to significantly increase revenue, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Increasing our revenue may be difficult for us to do as a result of increased competition, price pressure and other risk factors described in this section.

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

          As a result of our limited operating history, increased competition, loss of customers, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our quarterly operating results ranged between $0.8 million net income and $1.9 million net loss in the four quarters ended March 31, 2005 and our quarterly revenue ranged from $19.3 million to $18.0 million in the four quarters ended March 31, 2005. Many of the factors that affect our quarterly operating results are beyond our control, such as increased competition, pricing pressure and market demand for our services. Our ability to license software may also contribute to such fluctuations. Licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected.

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

          A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. In the quarter ended March 31, 2005, 92.2% of our revenue was usage-based as compared to 91.9% in the quarter ended March 31, 2004. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, impact our ability to achieve or maintain profitability, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our services or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as lower price, greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.

A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.

          We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 20.5% of our revenue in the quarter ended March 31, 2005. The sixth through twenty-fifth largest customers represented 14.6% of our revenue in the quarter ended March 31, 2005. These large customers have no obligation to continue to use our services. For example, Oracle Corporation was a large customer of ours, representing 5.1% of our revenue in the second quarter of 2004, and then significantly reduced the use of our services as it completed its transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to achieve or maintain profitability would be negatively impacted.

Our operating expenses may increase, and if our revenue does not increase, our financial results will be negatively impacted.

          We may increase sales and marketing, research and development and other operating expenses, particularly as we continue developing our next-generation services and architecture. We project expenses in part on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses

27.

for that period or at all, in which case our operating results and ability to achieve or maintain profitability would be negatively impacted. Additionally, if our revenue for a particular period is lower than we expect, we may be required to reduce our operating expenses and as a result, we may be unable to continue our operations as currently planned, thereby further harming our financial results.

We have experienced significant pricing pressure, which is expected to continue and has negatively impacted our financial results.

          The prices for our services are subject to rapid and frequent changes, particularly our Reservationless Conferencing service. For example, our average price per usage based minute for this service declined by 6.1% in the quarter ended March 31, 2005 from the comparable quarter in 2004. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing in the future. Audio conferencing revenue constituted 83.7% of our revenue in the first quarter of 2005 and we expect that audio-conferencing revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our financial results.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.

          Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we released our Raindance Meeting Edition service and our SwitchTower technology in March 2004 and expect to release Raindance Seminar Edition built on the same SwitchTower technology in June 2005. Despite these releases, we need to continuously release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors, are utilizing less costly resources in China and India to develop and enhance their products and services. As a result, our competitors are able to develop and introduce additional products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset operational costs, our financial results may be harmed and we may not be able to achieve or maintain profitability. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

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

          Raindance Meeting Edition and Raindance Seminar Edition, our next-generation services, may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service may lose market share due to the vast majority of our resources being expended on our next-generation services and this product becoming obsolete. In the event that we are unable to develop our next-generation services in a timely manner, and if such next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and our ability to achieve or maintain profitability.

Competition in the web conferencing services and software market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.

          The market for web conferencing services and software is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience

28.

further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principal competitors include Centra Software, Cisco Systems, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Genesys, Global Crossing, MCI, Premiere Global Services (formerly PTEK), Sprint and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall. In addition, some large software companies, such as Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline.

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

Competition in the conferencing services market may increase due to competitors’ entering or expanding their positions in the marketplace.

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

29.

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

          For the quarter ended March 31, 2005, 21% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and negatively affect our ability to achieve or maintain profitability.

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

      Our success depends on our ability to attract and retain qualified management and personnel. Recently, we hired a new Chief Executive Officer, Executive Vice President of Sales and Chief Marketing Officer. In addition, we have hired a number of personnel in sales and marketing in connection with the substantial reorganization of those groups in 2004. We may also continue to hire new personnel. If we are not successful in attracting and retaining a substantial number of these individuals, our business may be disrupted, management time and resources may be expended and, as a result, our financial results may be harmed. In addition, we rely on stock options to compensate existing employees and attract new employees. We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, the Financial Accounting Standards Board has issued its final standard relating to share-based payments, including stock options and other equity incentives granted to employees. This change in accounting policy will require us to record expense for the fair value of stock options granted, modified or settled in fiscal years beginning after January 1, 2006 and recognize compensation cost with respect to any unvested stock options outstanding on such date. Because of this change in accounting policy, we expect to reduce our reliance on stock options as a compensation tool, which could make it more difficult for us to attract and retain qualified employees.

Our largest conferencing bridge supplier has threatened litigation against us regarding a significant contract dispute.

          In September 2003, we entered into an agreement with Voyant Technologies, subsequently acquired by Polycom, Inc., our largest conferencing bridge supplier, pursuant to which we made a significant commitment to purchase conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, we notified Voyant Technologies that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement for material breach. Voyant Technologies disputes our position, has threatened litigation and may seek to recover the alleged $6.1

30.

million remaining contractual commitment plus damages. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources. Furthermore, this dispute may harm our relationship with this vendor and require that we seek alternative sources for conferencing bridges, which may be difficult and expensive to integrate into our infrastructure.

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

          The success of our business is substantially dependent on the proprietary systems that we have developed. We own five patents issued in the United States relating to features of our Web Conferencing Pro service. Other than these issued patents, our proprietary systems are not currently protected by any patents and our current patent claims may not be sufficient to protect our technology. We have thirteen pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure; however, there is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted hereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.

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

31.

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

          We purchase substantially all of our conferencing bridges from a single supplier, Voyant Technologies, which was acquired by Polycom, Inc. Any extended reduction, interruption or discontinuation in the supply of these bridges would cause significant delays and increased costs in providing services to our existing and prospective customers. These bridges form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. In the first quarter of 2005, we reached 69% of our capacity during peak usage, whereas, we typically operate at 50% to 60% of capacity. In September 2003, we entered into an agreement with Voyant Technologies pursuant to which we made a significant commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, we notified Voyant Technologies that we have terminated our remaining purchase commitment. Additionally, we terminated the agreement for material breach. If we are required to find alternative sources for conferencing bridges, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results.

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

          We have architected our audio conferencing network with conferencing bridges and telephony services to automatically route calls into conferences. While more reliable, the cost of this routed architectural approach is more expensive than a non-routed architecture. For example, the cost of purchasing routed telephony services is more expensive than it would be to purchase non-routed telephony services. In addition, our costs of purchasing routed telephony services have not decreased at the same rate as our prices have for Reservationless Conferencing. This trend is expected to continue, and as a result of this trend our financial performance may be harmed. In order to reduce costs, we may be required to alter the architecture of our audio conferencing network to a non-routed network in order to take advantage of lower priced telephony services. This would be expensive, as well as time-consuming, as we would be required to purchase non-routed conferencing bridges and we could experience technical difficulties and delays in doing so. In addition, in the short-term our financial performance may be harmed due to the resources and monies required to implement such change.

Our transition to VoIP technology is subject to significant risks, delays and costs.

          We announced in the past that we intended to transition some of our long distance telephony traffic onto a VoIP platform. To effect this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in this transition. For example, our primary bridge conferencing

32.

vendor did not have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a widespread VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. In addition, we still are contractually obligated to pay our VoIP provider for VoIP network services that we are not utilizing. These delays and costs may negatively impact our ability to achieve or maintain profitability.

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

33.

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

          The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally utilize between 50% and 60% of our capacity based on average usage. In the first quarter 2005, we reached 69% of our capacity during peak usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore harm our ability to achieve or maintain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results, particularly as usage is increasing at a greater rate than revenue due to pricing pressure.

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

34.

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

          In the fourth quarter of 2004, we expanded the capability of our Reservationless Conferencing service to offer multi-national customers international 800 access to our service through a supplier in certain countries. We have limited experience in international operations and may not be able to compete effectively in international markets. In addition, we face certain risks inherent in conducting business internationally, such as:

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

35.

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

We may be subject to assessment of state sales and other taxes for the sale of our services, license of technology or provision of services, for which we have not reserved.

          We may have to pay past state sales or other taxes that we have not collected from our customers. For example, we recently were audited by the Commonwealth of Massachusetts, Department of Revenue who claims that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We have formally protested this assessment. Because we do not currently collect sales or other taxes on the sale of our services, our estimated liability in the state of Massachusetts is $0.2 million and could increase based on the position taken by Massachusetts. Additionally, more states may claim that we are subject to an assessment of sales or other taxes, in which case our total liability may increase. Our business would be harmed if one or more states were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales or other taxes for past sales and may have to pay such taxes out of our own funds.

Our current stock compensation expense negatively impacts our earnings, and once we are required to report the fair value of employee stock options and employee stock purchase plans as an expense in conjunction with Financial Accounting Standards Board 123R — Share-based Payment, our earnings will be adversely affected, which may cause our stock price to decline.

          Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of March 31, 2005 we had approximately $1.6 million in deferred equity-based compensation expense. We expect this expense to be amortized over five years and to negatively impact our ability to achieve or maintain profitability during that time. In January 2005, we recorded approximately $0.8 million of this deferred stock-based compensation to be expensed ratably over 4 years in association with the issuance of 348,000 shares of restricted stock to certain executives and key employees. Under current accounting practices and including the January 2005 restricted stock grants, $0.5 million of this deferred equity-based compensation will be recognized as an expense over the remainder of 2005 as certain restricted stock grants vest. Effective January 1, 2006, we will be required to record compensation expense in the financial statements for stock issued to employees based on the grant-date fair value of the equity issued. The adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations and as such, our ability to maintain profitability will be negatively impacted, which may cause our stock price to decline.

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

36.

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

          It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. These laws may relate to areas such as:

•	changes in telecommunications regulations;

•	copyright and other intellectual property rights;

•	exporting technology

•	encryption;

•	personal privacy concerns, including the use of “cookies” and individual user information;

•	e-commerce liability; and

•	email, network and information security.

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

          The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and March 31, 2005 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

37.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

          At March 31, 2005, we had no outstanding debt obligations. Future increases in interest rates could increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. At March 31, 2005, we did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. We are currently not exposed to foreign currency risks, however, we may decide to make future investments that will subject us to this risk, as well as additional market risk.

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

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

38.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

          Stock Repurchase Program

          On August 31, 2004 our board of directors approved the repurchase of up to $5,000,000 of our common stock over twelve months, unless modified by our board. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. We did not repurchase any shares of our common stock during the quarter ended March 31, 2005.

          Issuer Purchases of Equity Securities

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
	(a) Total Number		Shares Purchased as Part	of Shares that May Yet Be
	of Shares	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs
3/31/05	4,054(1)	$2.51	None	Not Applicable

      (1) Shares acquired in payment of tax liabilities pursuant to the partial vesting of stock bonus awards issued to executive officers and key employees under our 2000 Equity Incentive Plan. The tax liabilities were paid in April 2005.

Item 3.     Defaults Upon Senior Securities

          None.

Item 4.     Submission of Matters to a Vote of Security Holders

          None.

Item 5.     Other Information

          None.

39.

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

40.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.
Date: May 10, 2005	By:	/s/ Nicholas J. Cuccaro
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

41.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.