Form 10-Q
period 2005-06-30
RAINDANCE COMMUNICATIONS INC
filed 2005-08-05
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	55,974,036 as of July 29, 2005.

RAINDANCE COMMUNICATIONS, INC.

2.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RAINDANCE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,504	$10,458
Short-term investments	38,665	32,935
Accounts receivable, net of allowance for doubtful accounts of $490 and $310 at June 30, 2005 and December 31, 2004, respectively	10,223	9,922
Prepaid expenses and other current assets	1,410	1,593
Due from employees	5	12

Total current assets	59,807	54,920

Property and equipment, net	14,840	17,807
Goodwill	45,587	45,587
Other assets	358	411

Total Assets	$120,592	$118,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,663	$7,447
Accrued expenses	390	510
Accrued compensation	2,011	1,506
Accrued property tax	142	258
Accrued severance obligation	—	345
Restructuring reserve	40	188
Current portion of deferred revenue	269	420

Total current liabilities	9,515	10,674

Deferred revenue, less current portion	30	45

Total Liabilities	9,545	10,719

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 55,962,730 and 54,936,434 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	84	82
Additional paid-in capital	282,253	280,561
Deferred stock-based compensation	(1,383)	(960)
Accumulated deficit	(169,907)	(171,677)

Total Stockholders’ Equity	111,047	108,006

Commitments and contingencies (Note 5)

Total Liabilities and Stockholders’ Equity	$120,592	$118,725

See accompanying notes to condensed financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$18,693	$19,328	$37,758	$38,911
Cost of revenue:
(exclusive of stock-based compensation expense of $—, $1, $— and $2, respectively, shown below)	7,947	9,045	15,719	17,601

Gross profit	10,746	10,283	22,039	21,310

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $18, $7, $36 and $19, respectively, shown below)	5,086	6,290	10,438	12,790
Research and development (exclusive of stock-based compensation expense of $56, $19, $112 and $69, respectively, shown below)	2,736	2,427	5,599	5,153
General and administrative (exclusive of stock-based compensation expense of $118, $1,298, $296 and $1,848, respectively, shown below)	2034	2,128	4,299	4,037
Stock-based compensation expense	192	1,325	444	1,938

Total operating expenses	10,048	12,170	20,780	23,918

Income (loss) from operations	698	(1,887)	1,259	(2,608)

Other income (expense), net	312	13	511	29

Net income (loss)	$1,010	$(1,874)	$1,770	$(2,579)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.03	$(0.05)

Diluted	$0.02	$(0.03)	$0.03	$(0.05)

Weighted average number of common shares outstanding:
Basic	54,959	53,859	54,771	53,706

Diluted	57,065	53,859	56,942	53,706

See accompanying notes to condensed financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,770	$(2,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,622	5,591
Stock-based compensation	444	1,938
Other	36	40
Changes in operating assets and liabilities:
Accounts receivable	(301)	(2,018)
Prepaid expenses and other current assets	(135)	(129)
Other assets	(75)	97
Accounts payable and accrued expenses	(1,049)	(461)
Deferred revenue	(166)	185

Net cash provided by operating activities	5,146	2,664

Cash flows from investing activities:
Purchase of property and equipment	(1,229)	(1,488)
Proceeds from disposition of equipment	33	14
Purchase of investments	(36,353)	(6,220)
Proceeds from maturities of investments	30,623	—
Change in restricted cash	—	23

Net cash used in investing activities	(6,926)	(7,671)

Cash flows from financing activities:
Proceeds from issuance of common stock	826	797
Payments on debt	—	(2,195)

Net cash provided (used) by financing activities	826	(1,398)

Decrease in cash and cash equivalents	(954)	(6,405)
Cash and cash equivalents at beginning of period	10,458	39,607

Cash and cash equivalents at end of period	$9,504	$33,202

Supplemental cash flow information — interest paid in cash	$1	$58

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$102	$379

See accompanying notes to condensed financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, released in March 2004, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Raindance Seminar Edition, released in June 2005, which builds upon Raindance Meeting Edition and offers advanced event planning, conducting and management features, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.
     The accompanying condensed financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2004 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 15, 2005. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
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
(b) Cash, Cash Equivalents and Investments in Debt Securities
     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at June 30, 2005 consist of money market accounts at three financial institutions and a federal agency note. Short-term investments at June 30, 2005 consist of federal agency notes, commercial paper and certificates of deposit.
     The Company’s investments consist of available-for-sale debt securities whose costs approximate fair value and, accordingly, there are no unrealized gains or losses.

6.

	June 30, 2005	December 31, 2004
Cost and approximate fair value of available-for-sale debt securities (in thousands):

Federal agency notes	$23,236	$16,911
Commercial paper	14,390	9,977
Certificates of deposit	1,039	1,027
United States Treasury note	—	5,020

Total available-for-sale debt securities	$38,665	$32,935

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
(d) Goodwill
     The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” With regard to the realizability of the Company’s carrying amount of goodwill, SFAS 142 requires that goodwill not be amortized, but instead be reviewed for impairment at least annually. SFAS 142 requires a two-phase approach for this impairment testing. The first phase screens for impairment, and the second phase, if necessary, measures the impairment. The Company consists of one reporting unit. In accordance with SFAS 142, the Company performed its annual reassessment and impairment test, which indicated that the implied fair value of the Company’s goodwill exceeded the goodwill carrying value at the reporting unit level; therefore as of March 31, 2005, goodwill was not deemed to be impaired. As such, the second step of the goodwill impairment test was not necessary at that time. There have been no subsequent indicators of impairment since March 31, 2005; however, there can be no assurances that the Company’s goodwill will not be impaired in the future.
(e) Fair Value of Financial Instruments and Concentrations of Credit Risk
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities. No single customer accounted for greater than 10% of total first or second quarter 2005 revenue or of the total accounts receivable balance as of June 30, 2005.
(f) Revenue Recognition
     Revenue for the Raindance Meeting Edition and Raindance Seminar Edition services are derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. The Company recognizes usage revenue from both Raindance Meeting Edition and Raindance Seminar Edition services in the period the meeting is completed. The Company recognizes revenue associated with any initial set-up fees ratably over the term of the contract.
     Revenue for the Company’s Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee

7.

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
(g) Software Development Costs and Research and Development
     Costs incurred in the engineering and development of the Company’s services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in Statement of Financial Accounting Standard No. 86 (SFAS 86), “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements. The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants, which was adopted by the Company as of January 1, 1999. These costs are amortized using the straight-line method over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003 and because the software was in the development stage, the Company changed its accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001, the Company had capitalized $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization when Raindance Meeting Edition was released in March 2004.
     At each balance sheet date, the unamortized costs of Raindance Meeting Edition are compared to its net realizable value. SFAS 86 indicates that the amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The Company is currently generating revenue from Raindance Meeting Edition in an application service provider environment through subscriptions and usage, which is measured by either minutes consumed or simultaneous connections. To assess impairment of the capitalized Raindance Meeting Edition asset, the Company compared the unamortized capitalized costs to its net realizable value. The capitalized costs on the books related to Raindance Meeting Edition, net of accumulated amortization, at June 30, 2005 was $1.5 million. The Company concluded that the capitalized costs of Raindance Meeting Edition did not exceed its net realizable value as of June 30, 2005.

8.

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
     The following table sets forth the calculation of net income (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$1,010	$(1,874)	$1,770	$(2,579)

Common shares outstanding:
Historical common shares outstanding at beginning of period	54,954	53,802	54,261	53,234
Weighted average common shares issued during period	5	57	510	472

Weighted average common shares at end of period — basic	54,959	53,859	54,771	53,706
Effect of dilutive common stock options and warrants	2,106	—	2,171	—

Weighted average common shares at end of period — diluted	57,065	53,859	56,942	53,706

Net income (loss) per share — basic	$0.02	$(0.03)	$0.03	$(0.05)

Net income (loss) per share — diluted	$0.02	$(0.03)	$0.03	$(0.05)

     As of June 30, 2005 and 2004, 982,000 and 675,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 3) and, if applicable, have been included in diluted earnings per share.
     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares issuable under stock options	8,012,931	8,265,108	7,852,211	6,803,912
Shares issuable pursuant to warrants	10,000	20,017	10,000	20,017
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

9.

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
     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three and six months ended June 30, 2005 and 2004, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,010	$(1,874)	$1,770	$(2,579)
Add: Stock-based employee compensation expense attributable to common stock options	—	10	—	70
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(1,009)	(1,597)	(2,099)	(3,188)
Deduct: Stock-based employee compensation expense attributable to employee stock purchase plan determined under fair value based method	(134)	(67)	(375)	(212)

Net loss, as adjusted	$(133)	$(3,528)	$(704)	$(5,909)

Income (loss) per share — basic, as reported	$0.02	$(0.03)	$0.03	$(0.05)

Income (loss) per share — diluted, as reported	$0.02	$(0.03)	$0.03	$(0.05)

(Loss) per share — basic, as adjusted	$(0.00)	$(0.07)	$(0.01)	$(0.11)

(Loss) per share — diluted, as adjusted	$(0.00)	$(0.07)	$(0.01)	$(0.11)

     The per share weighted-average fair value of stock options granted during the three months ended June 30, 2005 and 2004 was $2.06 and $2.10, respectively, and the per share weighted-average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was $2.12 and $2.52, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended June 30, 2005 and 2004:

	June 30,
	2005	2004
Expected life (years)	5	5
Risk-free interest rate	3.72%	3.81%
Expected volatility	181%	201%
Expected dividend yield	None	None
(2) DEBT AND LINE OF CREDIT
     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001, the Company received $5.0 million

10.

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
     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2005, the Company did not have an outstanding balance under the revolving line of credit; however $0.2 million of the available balance of the line of credit was securing various letters of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At June 30, 2005, the Company was in compliance with all of the financial loan covenants.
(3) COMMON STOCK PLANS
(a) Stock Options and Restricted Stock
     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 18,676,851 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At June 30, 2005, there were 3,628,530 shares available for future issuance under the plan. Pursuant to the plan, the Company’s board of directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.
     The Company utilizes APB Opinion 25 in accounting for its plans. In February 2003, the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement pursuant to which the Company approved and granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved or generally in the board’s discretion, upon a change of control of the Company. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as expense ratably over six years unless accelerated. Pursuant to this arrangement $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or generally in the board’s discretion, upon a change in control of the Company. The Company’s former president and chief executive officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2004 one product-based milestone was achieved, triggering a cash compensation payment of $0.2 million and the vesting of 100,000 shares of common stock. In the third quarter of 2004 the Company determined that a second product-based milestone will likely be achieved in 2005 and, accordingly, the Company began accruing a $0.3 million bonus payable upon the

11.

achievement of the milestone and accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.
     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as president and chief executive officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vest as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period. On August 20, 2004, this restricted stock grant was amended to provide for the acceleration of all unvested shares of restricted stock in the event of a change in control of the Company as defined in the underlying agreement. As a result of this amendment if a change in control was to occur, an additional stock-based compensation charge of $1.48 per share would be incurred on all shares of restricted stock to which the vesting acceleration applies.
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
     Stock option activity in the Company’s 2000 Equity Incentive Plan during the six months ended June 30, 2005 and 2004 was as follows:

	Six Months Ended June 30,
	2005		2004
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, beginning of period	11,383,754	$3.06	9,065,887	$3.09
Granted at fair value	114,500	2.22	908,295	2.50
Granted at greater than fair value	—	—	2,000,000	3.28
Exercised	(112,379)	1.47	(231,326)	1.01
Cancelled	(198,655)	3.94	(440,157)	3.24

Balance, end of period	11,187,220	3.05	11,302,699	3.11

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$0.15 — 1.71	2,316,849	6.0	$1.27	1,978,954	$1.21
1.75 — 2.56	2,326,806	7.1	2.22	1,562,229	2.31
2.57 — 3.00	1,782,801	7.7	2.69	1,035,347	2.70
3.01 — 3.28	2,174,250	8.4	3.27	830,318	3.26
3.30 — 3.96	1,268,355	6.9	3.52	1,081,523	3.53
4.02 — 10.80	1,318,159	5.2	7.28	1,289,430	7.33

	11,187,220	7.0	3.05	7,777,801	3.18

     In addition, the Company has sold or granted to employees, directors and consultants for services rendered an aggregate of 1,839,252 shares of common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share. This amount includes 550,000 shares outstanding pursuant to the Executive

12.

Performance-Based Compensation Arrangement, 275,000 shares granted to Mr. Detampel, and 348,000 shares granted to executive officers and key employees.
     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. No shares were exercised in the assumed plans during the three months ended June 30, 2005 and 142,020 options remain outstanding.
     The following table summarizes information about stock options outstanding under the Company’s assumed plans at June 30, 2005:

	Options outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Prices	Outstanding	Life	Exercise Price
$1.70 — 2.72	21,706	3.6	$1.85
3.92	100,563	4.5	3.92
6.08	19,751	4.7	6.08

	142,020	4.4	3.91

(b) Employee Stock Purchase Plan
     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. Under the Plan, up to an aggregate of 7,410,185 shares of common stock are available for issuance, including shares reserved pursuant to the Plan’s evergreen provisions. In February 2005, 512,118 shares were purchased by employees at an average price of $1.11 per share. At June 30, 2005, 4,316,700 shares were reserved for future issuance. At June 30, 2005 approximately $378,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.14 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to Accounting Principles Board (APB) 25 and accordingly, no compensation expense has been recognized for purchases under the plan. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2005 and 2004: no dividends; an expected life of six months; expected volatility of 199% and 128%, respectively; and a risk-free interest rate of 3.46% and 3.36%, respectively.
(c) Stock Repurchase Program
     On August 31, 2004 the Company’s board of directors approved the repurchase of up to $5.0 million of common stock over twelve months, unless modified by the Company’s board. On July 20, 2005 the Company’s board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market rates, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2005.

13.

(4) RESTRUCTURING
     Restructuring reserves and activity for the first six months of 2005 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2004	Adjustments	Payments	June 30,2005
Lease obligations, net of anticipated sublease income	$188	$—	$(148)	$40

     At June 30, 2005, the Company’s restructuring reserves totaled less than $0.1 million, all of which is current and solely relates to lease costs, which will be relieved as payments are made. The Company has adjusted its restructuring reserves in the past based on what it believed would be the most probable outcome. The actual cost savings that the Company anticipated as a result of this restructuring effort have been realized, with the exception of the restructuring costs associated with the closure of remote sales facilities. Due to the real estate market that existed, it took the Company longer than expected to sublease or otherwise terminate its lease obligations in certain cities. The Company will continue to monitor and adjust, as warranted, its restructuring reserve associated with remote sales facilities based on current facts and circumstances. At June 30, 2005, all facilities subject to the restructuring and included in the restructuring reserve have been subleased. However, the Company may be required to record additional restructuring charges on certain subleased offices if subtenants default on these commitments. In the third quarter of 2005 the operating leases on the leased facilities subject to the initial restructuring charge will expire. Future minimum sublease receivables for all subleased facilities, as of June 30, 2005, approximate $0.1 million, which are scheduled to be received through August 2005.
(5) COMMITMENTS AND CONTINGENCIES
(a) Operating Leases
     The Company leases office facilities under various operating leases that expire through 2009. In the quarter ended June 30, 2005, two of the office facilities were leased from entities that are controlled by former executive officers, one of whom is also a former director, of the Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments, not including any reductions for subleases, under all operating leases, approximate $4.2 million at June 30, 2005.
(b) Purchase Commitments
     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of June 30, 2005 was approximately $4.0 million to be expended through August 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.
     In September 2003, the Company entered into an agreement with its primary conferencing bridge supplier, Voyant Technologies, subsequently acquired by Polycom, Inc., pursuant to which it made a commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, management notified Voyant Technologies that the Company has terminated the remaining purchase commitment, as well as the agreement for material breach. Voyant Technologies has disputed this position, threatened litigation and may seek to enforce the alleged $6.1 million remaining contractual commitment plus damages. The Company’s management has recently had preliminary negotiations with Polycom, Inc. regarding a possible settlement.
(c) Employment Contracts
     In February 2003 the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at June 30, 2005, $3.1 million of cash compensation, net of the cancellation below, will become payable in the future upon the achievement of certain financial or product-

14.

based milestones or, generally in the board’s discretion, upon a change in control of the Company. $0.3 million relates to product-based milestones that must be achieved before February 19, 2006. $2.8 million relates to financial milestones that must be achieved before February 19, 2007. See note 3(a) for further disclosure regarding the arrangement.
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
(d) Severance
     In October 2003 the Company’s former president and chief executive officer entered into a separation agreement to terminate his employment as of December 31, 2003. The severance commitment was satisfied as of June 30, 2005. Pursuant to the terms of the separation agreement, the Company recognized approximately $0.6 million in the fourth quarter of 2003 related to severance costs.
(e) Legal and Tax Contingenices
     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied the Company’s motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. As a result, the trial originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. The Company disputes plaintiffs’ claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of June 30, 2005 as management does not believe that a loss is probable. The Company is unable to estimate a range of possible losses.
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
     The Company is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect state sales or other taxes for past sales of services and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. At June 30, 2005 the Company has accrued $0.2 million for this potential exposure. The accrual was recorded in the quarter ended March 31, 2005 and is reflected in general and administrative expenses in

15.

the accompanying condensed statement of operations. In the event the actual results differ from these estimates, the Company will need to adjust the accrual.
(6) SUBSEQUENT EVENT
     In July 2005, the Company announced certain organizational changes within sales and marketing including the departure of the Chief Marketing Officer. In connection with these changes the Company expects to incur severance costs of $0.1 million in the third quarter of 2005.
(7) NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. — SFAS 123(R) is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this Statement were originally effective for all interim periods beginning after June 15, 2005 and, thus, would have been effective for the Company beginning with the third quarter of 2005. On April 15, 2005, however, the U.S. Securities and Exchange Commission issued release number 33-8568, which deferred the effective date of this Statement for calendar year-end companies until the beginning of 2006 and thus, the Statement will be effective for the Company beginning in the first quarter of 2006.
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
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB opinion No. 29.” SFAS No. 153 eliminates the fair value exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. A nonmonetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005. Management does not believe adoption of this statement will have an impact on the Company’s financial position, results of operations or cash flows.

16.

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement, which replaces APB Opinion No. 20, “Accounting Changes,”and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning December 15, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

17.

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
     You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE; Room 1580, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that, like us, file electronically with the SEC. The SEC’s Internet site can be found at “http://www.sec.gov.” Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our website address is www.raindance.com. Once at www.raindance.com, go to Investor Center/SEC Filings and Financials. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.
Overview
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our condensed financial statements and related notes that begin on page 3, you will read about significant events and trends that materially impact earnings, revenue and other metrics of financial performance. Significant events and trends discussed in this Management’s Discussion and Analysis include pricing pressure that has negatively impacted, and is expected to continue to negatively impact, revenue, gross margins and our ability to maintain profitability, an increase in general and administrative expenses as a result of Sarbanes-Oxley compliance and legal defense costs, the accrual of a contingent state sales tax liability for our services and changes to accounting rules related to stock compensation expense that are anticipated to significantly affect our financial results beginning in the first quarter of 2006. Changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization have positively affected gross profit in the first half of 2005; however, we may seek to alter our telephony network strategy which may result in purchasing new bridging equipment that would significantly increase our depreciation expense and capital expenditures, while enabling us to take advantage of lower telephony costs from our suppliers. These significant events and trends have materially impacted, or are expected to materially impact, our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in the section entitled “Risk Factors That May Affect Our Operating Results and The Market Price Of Our Common Stock” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.
     As of June 30, 2005, we had an accumulated deficit of $169.9 million. Our quarterly and yearly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our net income was $1.0 million and our net loss was $1.9 million for the quarters ended June 30, 2005 and 2004, respectively. Although we reported net income in the first two quarters of 2005, we incurred net losses in each quarter of 2004. There can be no assurance that we will achieve or maintain net income in the future. Our stock-based compensation expense will increase significantly beginning in the first quarter of 2006 due to a change in accounting rules that will require us to record compensation expense for employee stock options and our employee stock purchase plan in the financial statements.

18.

     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. Recently we have experienced, and expect to continue to experience, an ongoing trend in the conferencing industry away from subscription-based pricing to usage-based pricing. In addition, we currently do not anticipate licensing our software. In the quarter ended June 30, 2005, 7.6% of our revenue was non-usage based as compared to 9.0% in the quarter ended June 30, 2004. We expect our non-usage based revenue to approximate 6% to 10% of our total revenue in the third quarter of 2005.
     Our next-generation service, Raindance Meeting Edition, was released in March 2004. In June 2005 we released enhancements to Raindance Meeting Edition such as integrated record and playback features, as well as content management and enhanced participant interaction through such devices as question and answer and polling. Also Raindance Meeting Edition revenue growth has been slower than anticipated and we believe this is due in large part to the small workgroup collaboration services sector being in the early adoption phase. However, we continue to add new customers and revenue from this product is increasing quarter over quarter. Raindance Seminar Edition, released in June 2005, complements Raindance Meeting Edition and is designed for large, planned seminar events where there is one main presenter and hundreds or thousands of participants. Currently, it is difficult to predict with any certainty the impact the additional features now incorporated into Raindance Meeting Edition and the release of Raindance Seminar Edition will have on our business, operations and financial results, the market in general, or our existing customer base including those that currently utilize Web Conferencing Pro.
     Our gross profit is higher on our web-based services, namely Web Conferencing Pro, Raindance Meeting Edition and Raindance Seminar Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using our services. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $3.0 million and $6.1 million for the three and six months ended June 30, 2005 as compared to $3.4 million and $6.4 million for the three and six months ended June 30, 2004. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events.
Statement of Operations Overview
     The following describes how we recognize revenue for the services we offer:
•	Raindance Meeting Edition and Raindance Seminar Edition. Revenue for our Raindance Meeting Edition and Raindance Seminar Edition services is derived from subscription and usage fees. Revenue from subscriptions is recognized monthly regardless of usage, while usage fees are based upon either connections or minutes used. We recognize usage revenue from our Raindance Meeting Edition and Raindance Seminar Edition services in the period the meeting is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.
•	Reservationless Conferencing Revenue. Revenue for our Reservationless Conferencing service is generally based upon the actual time that each participant is on the phone or logged onto the web. For example, a customer is charged a per-minute, per-user fee for each participant listening and viewing a live or recorded simulcast. In addition, we charge customers a one-time fee to upload visuals for a phone conference or a recorded simulcast. We recognize usage revenue from our Reservationless Conferencing services in the period the call or simulcast of the call is completed. We recognize revenue associated with any initial set-up fees ratably over the term of the contract.
•	Web Conferencing Pro Revenue. Revenue for our Web Conferencing Pro service is derived from subscription and usage fees in addition to event fees or, in more limited cases, a software license fee. Revenue from subscriptions is

19.

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
     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of audio-only and web-based services revenue will affect our gross profit, as our cost of revenue is typically higher on our audio-only service and we have experienced price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure; however, we currently expect capital expenditures in 2005 to be comparable to 2004, however, this is dependent on the timing of a new network strategy and the possible settlement of the Polycom, Inc. dispute. We expect that our cost of revenue will remain relatively flat and do not expect cost of revenue as a percentage of revenue to change materially. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2005. We have a limited number of sources for our telephony services. If one of our suppliers was to terminate or interrupt its services, we may experience difficulties or delays in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.
     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. We currently expect sales and marketing expenses to remain relatively flat in absolute dollars and as a percentage of revenue as we continue our marketing initiatives in 2005 to support Raindance Meeting Edition and the recently released Raindance Seminar Edition.
     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million in both the first and second quarters of 2005 respectively, and expect to continue to capitalize costs associated with internally developed software in the remainder of 2005. We currently expect to continue to make investments in research and development and anticipate that these expenditures will decrease in absolute dollars and decrease as a percentage of revenue over the remainder of 2005.
     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses such as compliance with Sarbanes-Oxley regulations and contingent state tax liability for our services. We currently expect general and administrative expenses to remain relatively flat in terms of absolute dollars and as a percentage of revenue over the remainder of 2005.

20.

     Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain business and technical personnel. Stock-based compensation expense is based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. As of May 2004, all of the options with fair values deemed in excess of the exercise price were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended June 30, 2005 and 2004, we did not record any deferred stock-based compensation; however, during the six months ended June 30, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. We also expensed $0.2 million and $1.3 million, respectively, of stock-based compensation in the three months ended June 30, 2005 and 2004 and $0.4 million and $1.9 million, respectively, of stock-based compensation in the six months ended June 30, 2005 and 2004. The $0.8 million of deferred stock-based compensation recorded in the six months ended June 30, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The $0.9 million of deferred stock-based compensation recorded in the six months ended June 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This restricted stock grant was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the underlying agreement.
     Assuming that no additional shares of restricted stock will be forfeited or granted and assuming there is no change in control of the Company we estimate incurring stock-based compensation expense of approximately $0.3 million in the remainder of 2005 for common stock issued or awarded to our employees, executive officers and members of our board of directors under our equity plans through June 30, 2005.
Other Data — Non-GAAP Financial Measure
     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based compensation. Since our initial public offering we have reported adjusted EBITDA, a financial measure that is not defined by generally accepted accounting principles (GAAP).
     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,010	$(1,874)	$1,770	$(2,579)
Add: depreciation, amortization and other income (expense), net	1,880	2,832	4,112	5,562
Add: stock-based compensation expense	192	1,325	444	1,938

Adjusted EBITDA	$3,082	$2,283	$6,326	$4,921

     Although we reported net income for both quarters in 2005, we recorded net losses during each quarter of 2004. In the current quarter, our research and development costs continued to increase over the second quarter in 2004 due to additional headcount and consultants to support enhancements to Raindance Meeting Edition and the release of Raindance Seminar Edition. However, quarter over quarter, cost of revenue, sales and marketing expenditures and general and administrative expenditures have decreased. For the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, our net income increased by $2.9 million, resulting in $1.0 million in net income for the current quarter. For the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, our net income increased by $4.3 million, resulting in $1.8 million in net income for the current period. For the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, adjusted

21.

EBITDA increased by $0.8 million. For the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, adjusted EBITDA increased by $1.4 million. The trend depicted by this calculation indicates that although ongoing product development expenditures increased for the quarter ended June 30, 2005, we decreased overall operating costs in the second quarter primarily in cost of revenue and sales and marketing expenses. Cost of revenue decreased due to lower revenue and improved operating and network efficiencies, which increased our gross profit percentage for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Sales and marketing decreased as we deferred a portion of our planned marketing activities in order to coordinate sales and marketing efforts in the upcoming quarters in connection with the June 2005 release of Raindance Seminar Edition. In addition, we have experienced decreases in depreciation expense and interest expense and increases in interest income, which further reduces the gap between net income and adjusted EBITDA.
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
     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt covenants and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $3.1 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively, and $5.1 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively; net cash used by investing activities was $3.2 million and $7.1 million for the three months ended June 30, 2005 and 2004, respectively, and $6.9 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively; net cash provided by financing activities was negligible and net cash used by financing activities was $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and net cash provided by financing activities was $0.8 million and net cash used by financing activities was $1.4 million for the six months ended June 30, 2005 and 2004, respectively.
Results of Operations
Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
     Revenue. Total revenue decreased by $0.6 million to $18.7 million for the three months ended June 30, 2005 from $19.3 million for the three months ended June 30, 2004. Total revenue decreased by $1.1 million to $37.8 million for the six months ended June 30, 2005 from $38.9 million for the six months ended June 30, 2004. The decrease was due in part to the pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service, and the loss of Oracle Corporation which accounted for a significant portion of our revenue in the first and second quarters of 2004 and reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. The foregoing decreases in revenue were partially offset by the addition of new customers and an increase in usage from our existing customers. Total minutes attributable to our usage-based services were 215.6 million and 197.7 million for the three months ended June 30, 2005 and 2004, respectively, which represents a 9.0% increase in minutes quarter over quarter. Usage-based revenue decreased by 1.7% in the second quarter of 2005 from the second quarter of 2004, which indicates that our average price per usage based minute declined by approximately 9.9% or .0088 cents per minute quarter over quarter. Total minutes attributable to our usage-based services were 424.9 million and 398.7 million for the six months ended June 30, 2005 and 2004, respectively, which represents a 6.6% increase in minutes period over period. Usage-based revenue decreased by 2.0% in the first six months of 2005 from the first six months of 2004, which indicates that our average price per usage based minute declined by approximately 8.0% or .0072 cents per minute period over period. We expect this trend to continue in the foreseeable future.
     Cost of Revenue. Cost of revenue decreased $1.1 million to $7.9 million for the three months ended June 30, 2005 from $9.0 million for the three months ended June 30, 2004. Cost of revenue decreased $1.9 million to $15.7 million for the six months ended June 30, 2005 from $17.6 million for the six months ended June 30, 2004. Telecommunications costs decreased $0.9 million for the quarter ended June 30, 2005 over the quarter ended June 30, 2004 due to an overall improvement in the utilization of our infrastructure and rate decreases from our primary

22.

telephony provider. These cost reductions were partially offset by an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services. Total depreciation expense decreased $0.4 million for the quarter ended June 30, 2005 over the quarter ended June 30, 2004 due to specific assets allocated to cost of revenue becoming fully depreciated and reduced spending on capital expenditures in the current quarter over the same quarter in the previous year. Expenses associated with our Operator Assisted Conferencing service increased $0.2 million in the current quarter, which is consistent with growth in revenue from this service, as well as an overall increase in our costs to provide this service. Telecommunications costs decreased $1.8 million for the six months ended June 30, 2005 over the six months ended June 30, 2004 due to rate decreases received from our primary telephony provider, as well as an overall improvement in the utilization of our infrastructure, partially offset by an increase in minutes from our Reservationless Conferencing and Web Conferencing Pro communication services. Total depreciation expense decreased $0.5 million for the six months ended June 30, 2005 due to specific assets allocated to cost of revenue becoming fully depreciated and reduced spending on capital expenditures in the current period over the same period in the previous year. Expense associated with our Operator Assisted Conferencing service increased $0.4 million in the current year, which coincides with our growth in revenue from this service, as well as an overall increase in our costs to provide this service. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based collaboration services, namely Web Conferencing Pro, Raindance Meeting Edition and Raindance Seminar Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a web-based collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using our services. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $3.0 million in the three months ended June 30, 2005 compared to $3.4 million in the three months ended June 30, 2004. Multi-media revenue was $6.1 million in the six months ended June 30, 2005 compared to $6.4 million in the six months ended June 30, 2004. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events.
     Sales and Marketing. Sales and marketing expense decreased $1.2 million to $5.1 million for the three months ended June 30, 2005 from $6.3 million for the three months ended June 30, 2004. Sales and marketing expense decreased $2.4 million to $10.4 million for the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004. Personnel and payroll related expenses and bonuses decreased $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to decreased headcount in 2005 as compared to 2004. Conversely, commissions expense increased $0.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 as a result of a revision to our commission plans, which went into effect January 1, 2005. Expenses related to lead generation, market research, sales tools and our web site each decreased $0.1 million, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to an overall decrease in marketing initiatives following the completion of the marketing programs implemented in connection with the product launch of Raindance Meeting Edition which occurred in March 2004. Additionally, trade show expenses decreased $0.1 million quarter over quarter due to an overall decrease in marketing initiatives. Outside service expense decreased $0.3 million in the current quarter over the same quarter in the previous year due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition which also occurred last year. Depreciation expense decreased $0.2 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to older assets becoming fully depreciated and fewer capital expenditures in the current year, as well as a decrease in allocated depreciation as a result of a decrease in headcount. Personnel and payroll related expenses and bonuses decreased $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to decreased headcount in the first half of 2005 as compared to the first half of 2004. Conversely, commissions expense increased $0.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of a revision to our commission plans, which went into effect January 1, 2005. Bad debt expense increased $0.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 based on an analysis of the bad debt reserve required at June 30, 2005. Expenses related to lead generation decreased $0.2 million and expenses related to market research, promotion, sales tools and our web site each decreased $0.1 million, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to an overall decrease in marketing initiatives following the completion of the marketing programs implemented in connection with the

23.

product launch of Raindance Meeting Edition which occurred in March 2004. Additionally, trade show expenses have decreased $0.1 million period over period due to an overall decrease in marketing and sales initiatives. Outside service expense decreased $1.5 million in the first six months of 2005 over the same period in the previous year due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition that also occurred last year.
     Research and Development. Research and development expense increased $0.3 million to $2.7 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. Research and development expense increased $0.4 million to $5.6 million for the six months ended June 30, 2005 from $5.2 million for the six months ended June 30, 2004. Personnel and payroll related expenses increased $0.1 million for the three months ended June 30, 2005 over the three months ended June 30, 2004 due to increased headcount, slightly offset by an increase in capitalized internally-developed software in the current quarter. Outside services increased $0.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 in connection with enhancements to Raindance Meeting Edition and the release of Raindance Seminar Edition in the current quarter. Maintenance and repairs expense increased $0.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to the timing of these contracts. Personnel and payroll related expenses increased $0.3 million for the six months ended June 30, 2005 over the six months ended June 30, 2004, due to increased headcount, slightly offset by an increase in capitalized internally-developed software in the current period. There was also a $0.1 million increase in bonus expense for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 as such costs have been accumulated for the first six months of 2005 pending the achievement of a product based milestone, and are greater than the costs accumulated for a bonus paid in connection with the release of Raindance Meeting Edition in March 2004. Additionally, maintenance and repairs expense increased $0.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to the timing of these contracts. Conversely, outside services decreased $0.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 in connection with our gradual reduction in the use of outside contractors as a result of the June 2005 product releases.
     General and Administrative. General and administrative expense decreased $0.1 million to $2.0 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. General and administrative expense increased $0.3 million to $4.3 million for the six months ended June 30, 2005 from $4.0 million for the six months ended June 30, 2004. Outside services expense decreased $0.3 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 as a result of consultants we had engaged in the second quarter of the prior year to assist us with certain strategic initiatives. Additionally, costs associated with consultants engaged to assist us with our Sarbanes-Oxley requirements were less for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Bonus expense decreased $0.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 based on a revised formula approved at the beginning of the current year by the compensation committee of our board of directors. Conversely, legal expense increased $0.3 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to legal defense costs incurred in the second quarter of the current year. Accounting expense increased $0.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to an increase in audit fees associated with the audit of internal controls over financial reporting required by Sarbanes-Oxley. In addition, we accrued $0.2 million in the six months ended June 30, 2005 in connection with a pending and disputed state sales tax assessment by the Department of Revenue of the Commonwealth of Massachusetts. Legal expense increased $0.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to legal defense costs incurred in the current year. Additionally, personnel and payroll related expenses increased $0.2 million for the six months ended June 30, 2005 over the six months ended June 30, 2004 due to increased headcount. Conversely, outside services expense decreased $0.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of consultants we engaged in the first half of the prior year to assist us with certain strategic initiatives. Additionally, costs associated with consultants engaged to assist us with our Sarbanes-Oxley requirements were less for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Bonus expense decreased $0.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 based on a revised formula approved at the beginning of the current year by the compensation committee of our board of directors.
     Stock-Based Compensation Expense. Stock-based compensation expense decreased $1.1 million to $0.2

24.

million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. Stock-based compensation expense decreased $1.5 million to $0.4 million for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended June 30, 2005 and 2004, we did not record any deferred stock-based compensation; however, during the six months ended June 30, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. The $0.8 million of deferred stock-based compensation for the six months ended June 30, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The $0.9 million of deferred stock-based compensation for the six months ended June 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. Additionally, the $1.2 million deferred stock-based compensation charge in February 2003 in connection with the issuance of 750,000 shares of restricted stock to certain executives and key employees under our Executive Performance-Based Compensation Arrangement is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved or, generally at the board’s discretion, upon a change in control of the Company. The termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under our equity plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the first quarter of 2004 a product-based milestone was achieved and 100,000 shares of restricted common stock vested. In the third quarter of 2004 we determined that a second product-based milestone likely would be achieved in 2005 and, accordingly, we accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.
     In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which were being held in escrow and were released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, beginning in May 2002. The release of the stock from escrow was contingent upon the satisfaction of certain employment obligations of Carolyn Bradfield, the former president and chief executive officer of InterAct, to us, which were satisfied. In June 2004, the employment of our former Senior Vice President of Sales, Carolyn Bradfield, terminated, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the escrowed shares of restricted stock. The value of these escrowed shares was determined based on the average market price of our common stock over the three-day period before and after the terms of the acquisition were agreed upon and announced.
     Other Income (expense), Net. Other income (expense), net, increased $0.3 million to $0.3 million for the three months ended June 30, 2005 from less than $0.1 million for the three months ended June 30, 2004. Other income (expense), net, increased $0.5 million to $0.5 million for the six months ended June 30, 2005 from less than $0.1 million for the six months ended June 30, 2004. Interest income increased $0.2 million to $0.3 million for the three months ended June 30, 2005 from $0.1 million for the three months ended June 30, 2004 as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. There was no interest expense in the current quarter ended June 30, 2005 as compared to less than $0.1 million for the quarter ended June 30, 2004 as we retired our debt obligations in December 2004. Interest income increased $0.4 million to $0.5 million for the six months ended June 30, 2005 from $0.1 million for the six months ended June 30, 2004 as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. Interest expense was negligible in the six months ended June 30, 2005 as compared to less than $0.1 million for the quarter ended June 30, 2004 as we retired our debt obligations in December 2004.

25.

Liquidity and Capital Resources
     As of June 30, 2005, cash, cash equivalents and short-term investments were $48.2 million, an increase of $4.8 million compared with cash, cash equivalents and short-term investments of $43.4 held as of December 31, 2004.
     Net cash provided by operations was $5.1 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by operations increased significantly for the first six months of 2005 as compared to the first six months of 2004 primarily due to net income of $1.8 million for the six months ended June 30, 2005 as compared to a net loss of $2.6 million for the six months ended June 30, 2004. The increase is also explained by a reduced increase in accounts receivable partially offset by a larger decrease in accounts payable and accrued expenses and deferred revenue.
     Net cash used by investing activities was $6.9 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used by investing activities in the first half of 2005 primarily related to capital expenditures for equipment and the purchase of investments, offset by maturities of investments. Net cash used by investing activities in the first half of 2004 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity and the purchase of investments. Overall, we expect capital expenditures in 2005 to be comparable to 2004; however, this is dependent on the timing of a new network strategy and the possible settlement of the Polycom, Inc. dispute.
     Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2005 and net cash used by financing activities was $1.4 million for the six months ended June 30, 2004. Cash provided by financing activities in the first half of 2005 was solely from cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. For the six months ended June 30, 2004, cash used by financing activities was due to debt service payments, offset by proceeds from the exercise of common stock options and employee stock purchase plan purchases.
     As of June 30, 2005, we had no debt obligations outstanding.
     In April 2004 we entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At June 30, 2005, the Company did not have an outstanding balance under the revolving line of credit, however $0.2 million of the line of credit was securing letters of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest income (expense), taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At June 30, 2005, we were in compliance with all financial loan covenants.
     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.
     We have generated positive cash flows from operations for fifteen consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters. Looking ahead, we do not anticipate any debt service payments in 2005 as a result of the early retirement of our outstanding debt obligations, unless we decide to incur new debt or borrow on our line of credit. We expect capital expenditures in 2005 to be comparable to 2004; however if we implement a new telephony network strategy and if we are able to reach a settlement with Polycom, Inc., such expenditures would increase. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow during the remainder of 2005.
     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue for the first two quarters of 2005, or 10% of our total accounts

26.

receivable balance as of June 30, 2005. Our five largest customers represented $3.8 million or 20.5% of our total second quarter 2005 revenue and also represented $1.7 million or 16.2% of our total accounts receivable balance at June 30, 2005. The sixth through twenty-fifth largest customers represented $2.7 million or 14.5% of our total second quarter 2005 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results.
     As of June 30, 2005, our purchase commitments for bandwidth usage and telephony services were approximately $4.0 million and will be expended over the next fourteen months. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining commitment, as well as the agreement for material breach. The total remaining commitment that we terminated as of June 30, 2005 was approximately $6.1 million. Our vendor disputes this position, has threatened litigation and may seek to enforce the alleged $6.1 million remaining contractual commitment. We have recently had preliminary negotiations with Polycom, Inc., which may or may not result in a settlement in 2005.
     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of June 30, 2005, are approximately $4.2 million. We have subleased six of these facilities and future minimum sublease receivables for all subleased facilities, as of June 30, 2005, approximate $0.1 million that we expect to receive through August 2005.
     Our contractual obligations and commitments to make future payments as of June 30, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases, exclusive of sublease receivables	4,232	1,322	1,883	1,027	—
Purchase obligations	4,044	4,008	36	––	––

Total contractual obligations and commitments	$8,276	$5,330	$1,919	$1,027	$––

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current and former officers of the Company. See note 5(c) and 5(d) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At June 30, 2005 our total employment-related commitments were approximately $3.7 million.
     Not included in the contractual commitments schedule above is the equipment purchase commitment we terminated in the second quarter of 2004. See Note 5(b) to the financial statements. Our vendor has disputed our position with respect to the termination. The total remaining commitment that we terminated as of June 30, 2005 was approximately $6.1 million, which would have been required to be expended in 2005.
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

27.

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

28.

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
     Our operating costs have exceeded our revenue in each year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $169.9 million from our inception through June 30, 2005. Although we reported net income in the first two quarters of 2005, there can be no assurance that we will maintain profitability in the future, particularly if existing or future competitors decrease our market share, if price pressure increases, if we are unable to retain our large customers or acquire new ones, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. In addition, changes in accounting rules related to stock compensation expense are anticipated to significantly affect our financial results, particularly our net income, beginning in the first quarter of 2006. If we are not able to significantly increase revenue, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Increasing our revenue may be difficult for us to do as a result of increased competition, price pressure and other risk factors described in this section.
We have a limited operating history, which makes it difficult to evaluate our business.
     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. In January 2001, we restructured our company to focus solely on our conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. As such, we may be required to restructure our company and operations in the future. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed historical growth rates. In fact, our revenue growth in 2004 and in the first two quarters of 2005 has decreased from historical growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

29.

We may fail to meet market expectations because of fluctuations or lack of growth in our quarterly operating results, which would cause our stock price to decline.
     As a result of our limited operating history, increased competition, loss of customers, the rapidly changing market for our services, price pressure and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. In fact, our revenue growth decreased and in some cases revenue declined in 2004 and in the first half of 2005. In addition, our quarterly operating results ranged between $1.0 million net income and $0.4 million net loss in the four quarters ended June 30, 2005 and our quarterly revenue ranged from $19.1 million to $18.0 million in the four quarters ended June 30, 2005. Many of the factors that affect our quarterly operating results are beyond our control, such as increased competition, pricing pressure, our ability to retain customers, market demand for our services and our ability to timely deliver new services. Our ability to license software may also contribute to such fluctuations. Licensing opportunities have traditionally arisen infrequently, are difficult to predict, and currently, we do not have any software licensing revenue projected.
     Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around certain times, such as spring, summer, Thanksgiving, December and New Year holidays. Usage-based services comprised 92.4% of our revenue in the second quarter of 2005. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.
A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.
     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. We expect the trend away from subscription-based pricing to usage-based pricing to continue. For example, in the quarter ended June 30, 2005, 92.4% of our revenue was usage-based as compared to 91.0% in the quarter ended June 30, 2004. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, impact our ability to achieve or maintain profitability, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our services or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as lower price, greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.
A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.
     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 20.5% of our revenue in the quarter ended June 30, 2005. The sixth through twenty-fifth largest customers represented 14.5% of our revenue in the quarter ended June 30, 2005. These large customers have no obligation to continue to use our services. For example, Oracle Corporation was a large customer of ours; representing 5.1% of our revenue in the second quarter of 2004, and then significantly reduced the use of our services as it completed its transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results will be harmed, our revenue will be negatively impacted, and our ability to achieve or maintain profitability would be negatively impacted.

30.

If our revenue for a particular period is lower than we expect our financial results will be negatively impacted, which may require us to reduce our operating expenses.
     We project sales and marketing, research and development and other operating expenses based on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results and ability to achieve or maintain profitability would be negatively impacted. Additionally, if our revenue for a particular period is lower than we expect, we may be required to reduce our sales and marketing, research and development and other operating expenses, and as a result, we may be unable to continue our operations as currently planned, thereby further harming our financial results.
We have experienced significant pricing pressure, which is expected to continue and has negatively impacted our financial results.
     The prices for our services are subject to rapid and frequent changes, particularly our Reservationless Conferencing service. For example, our average price per usage based minute for this service declined by 9.9% in the quarter ended June 30, 2005 from the comparable quarter in 2004. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing in the future. Audio conferencing revenue constituted 83.9% of our revenue in the second quarter of 2005 and we expect that audio-conferencing revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our financial results.
The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.
     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we released our Raindance Meeting Edition service and our SwitchTower technology in March 2004 and we released significant enhancements to Raindance Meeting Edition in June 2005. We released Raindance Seminar Edition built on the same SwitchTower technology in June 2005. Despite these releases, we need to continuously release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors, are utilizing less costly resources in China and India to develop and enhance their products and services. As a result, our competitors are able to develop and introduce additional products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset operational costs, we may not be able to compete effectively, and as a result, our financial results may be harmed and we may not be able to achieve or maintain profitability. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.
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
     Raindance Meeting Edition and Raindance Seminar Edition, our next-generation services, may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service may lose market share due to the vast majority of our resources being expended on our next-generation services and this product becoming obsolete. In the event that our next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and our ability to achieve or maintain profitability.

31.

Competition in the web conferencing services and software market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.
     The market for web conferencing services and software is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principal competitors include Centra Software, Cisco Systems, Citrix, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Genesys, Global Crossing, MCI, Premiere Global Services (formerly PTEK), Sprint and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall and recently announced the acquisition of Sprint’s conferencing division. In addition, some large software companies, such as Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline.
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
     In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways. For example:
.	competitors could acquire or partner with companies with which we have distribution relationships and discontinue our partnership, resulting in the loss of distribution opportunities for our services;

.	competitors could be acquired by or enter into strategic relationships with third parties that have greater resources and experience than we do, such as the Cisco/Latitude, Microsoft/Placeware, and West/Intercall and West/Sprint acquisitions, thereby reducing our ability to compete with such competitors; or
.	competitors could acquire or partner with our key suppliers, such as the acquisition of Voyant Technologies, our primary conferencing bridge supplier, by Polycom, Inc.

32.

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
     We believe that significant marketing efforts are required to achieve brand recognition, to educate customers and potential customers on the benefits of our services, and to increase adoption of our services. We have limited resources, however, to support marketing, branding and lead generation efforts. As such, our current and planned marketing efforts may not be sufficient or successful to achieve the results we intend. As a result, our business may be negatively impacted, which may require us to further reduce investments in marketing.
Our business and operating results may suffer if we fail to establish distribution relationships or if our distribution partners do not successfully market and sell our services.
     For the quarter ended June 30, 2005, 21.9% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and negatively affect our ability to achieve or maintain profitability.
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
If we do not attract or retain qualified management and personnel, our business may be harmed.
     Our success depends on our ability to attract and retain qualified management and personnel. Recently, we hired a new Chief Executive Officer, Executive Vice President of Sales and Chief Marketing Officer. In addition, we have hired a number of personnel in sales and marketing in connection with the substantial reorganization of those groups in 2004. We may also continue to hire new personnel. If we are not successful in attracting or retaining these individuals, our business may be disrupted, management time and resources may be expended and, as a result, our financial results may be harmed. For example, we recently announced in July 2005 that our Chief Marketing Officer will be leaving the Company and the Executive Vice President of Sales will become the Executive Vice President of Sales and Marketing and assume his role.
     In addition, we rely on stock options to compensate existing employees and attract new employees. We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, the Financial Accounting Standards Board has issued its final standard relating to share-based payments, including stock options and other equity incentives granted to employees. This change in accounting for stock options will require us to record expense for the fair value of stock options granted, modified or settled in fiscal years beginning after January 1,

33.

2006 and recognize compensation cost with respect to any unvested stock options outstanding on such date. Because of this change in accounting policy, we expect to reduce our reliance on stock options as a compensation tool, which could make it more difficult for us to attract and retain qualified employees.
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
     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date to June 5, 2006. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. In addition, we may be subject to other litigation, including from employees or former employees. In addition, if we hire employees from our competitors, these competitors may claim that we have violated agreements with their former employees or otherwise violated the law. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources.
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

34.

Our competitors may be able to create systems with similar functionality to ours and third parties may obtain unauthorized use of our intellectual property.
     The success of our business is substantially dependent on the proprietary systems that we have developed. We own five patents issued in the United States relating to features of our web conferencing services. Other than these issued patents, our proprietary systems are not currently protected by any patents and our current patent claims may not be sufficient to protect our technology. We have 14 pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure; however, there is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted hereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.
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

35.

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

36.

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
     We may pursue inorganic means to increase revenue. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited prior experience. Further, these potential acquisitions, joint ventures and investments entail risks, uncertainties and potential disruptions to our business. For example, these transactions may not be immediately accretive to our earnings, and we may not be able to successfully integrate a company’s operations,

37.

technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs associated with an acquisition that may harm our operating results and key personnel may decide not to work for us. These risks could harm our operating results and cause our stock price to decline.
     In addition, if we were to make any acquisitions, we could, for example:
.	issue equity securities that would dilute our stockholders;

.	expend cash;

.	incur debt;

.	assume unknown or contingent liabilities; and

.	experience negative effects on our results of operations.
Our failure to manage growth could cause increases in our operating costs, harm our ability to achieve or maintain profitability, and therefore, decrease the value of our stock.
     We may continue to expand our operations and infrastructure organically or through acquisitions. This expansion has placed in the past, and may place in the future, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to achieve or maintain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to grow, which could impact our ability to compete effectively.
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
     In the fourth quarter of 2004, we expanded the capability of our Reservationless Conferencing service to offer multi-national customers international 800 access to our service through a supplier in certain countries. We have limited experience in international operations and may not be able to compete effectively in international markets. In addition, we face certain risks inherent in conducting business internationally, such as:
.	difficulties in establishing and maintaining distribution channels and partners for our services;

.	varying technology standards from country to country;

.	uncertain protection of intellectual property rights;

.	inconsistent regulations and unexpected changes in regulatory requirements;

.	difficulties and costs of staffing and managing international operations;

.	linguistic and cultural differences;

38.

.	fluctuations in currency exchange rates;

.	difficulties in collecting accounts receivable and longer collection periods;

.	imposition of currency exchange controls; and

.	potentially adverse tax consequences.
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
We may be subject to assessment of state sales and other taxes for the sale of our services, license of technology or provision of services, which we have not collected from our customers.
     We may have to pay past state sales or other taxes that we have not collected from our customers. For example, we recently were audited by the Commonwealth of Massachusetts, Department of Revenue who claims that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We have formally protested this assessment. Because we do not currently collect sales or other taxes on the sale of our services, our estimated liability in the state of Massachusetts is $0.2 million, which we have accrued, and could increase based on the position taken by Massachusetts. Additionally, more states may claim that we are subject to an assessment of sales or other taxes, in which case our total liability may increase. Our business would be harmed if one or more states were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales or other taxes for past sales and may have to pay such taxes out of our own funds.
Our current stock compensation expense negatively impacts our earnings, and once we are required to report the fair value of employee stock options and employee stock purchase plans as an expense in conjunction with Financial Accounting Standards Board 123R — Share-based Payment, our earnings will be adversely affected, which may cause our stock price to decline.
     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of June 30, 2005 we had approximately $1.4 million in deferred equity-based compensation expense. We expect this expense to be amortized over five years and to negatively impact our ability to achieve or maintain profitability during that time. In January 2005, we recorded approximately $0.8 million of this deferred stock-based compensation to be expensed

39.

ratably over four years in association with the issuance of 348,000 shares of restricted stock to certain executives and key employees. Under current accounting practices and including the January 2005 restricted stock grants, $0.3 million of this deferred equity-based compensation will be recognized as an expense over the remainder of 2005 as certain restricted stock grants vest. Effective January 1, 2006, we will be required to record compensation expense in the financial statements for stock issued to employees based on the grant-date fair value of the equity issued. The adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations and as such, our ability to maintain profitability will be negatively impacted, which may cause our stock price to decline.
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
     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, if we disclose any material weakness in our internal control over financial reporting, this may cause our stock price to decline.
We are subject to risks associated with governmental regulation and legal uncertainties.
     It is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet that might affect us. These laws may relate to areas such as:
.	changes in telecommunications regulations;

.	copyright and other intellectual property rights;

.	exporting technology

.	encryption;

.	personal privacy concerns, including the use of “cookies” and individual user information;

.	e-commerce liability; and

.	email, network and information security.
     Changes in telecommunications regulations could substantially increase the costs of communicating on the Internet or over VoIP networks. This, in turn, could slow the growth in Internet use or VoIP networks and thereby

40.

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
     The stock market in general, and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and June 30, 2005 our stock has traded as high as $6.30 and as low as $1.20 on the Nasdaq National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

41.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2005, we had no outstanding debt obligations. Future increases in interest rates could increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. At June 30, 2005, we did not have an outstanding balance under the revolving line of credit; however $0.2 million of the line of credit was securing letters of credit. We are currently not exposed to foreign currency risks; however, we may decide to make future investments that will subject us to this risk, as well as additional market risk.
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
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied our motion to dismiss. On October 4, 2004, we answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. As a result, the trial that was originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. We dispute plaintiffs’ claims and intend to defend against them vigorously.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock Repurchase Program
     On August 31, 2004 our board of directors approved the repurchase of up to $5.0 million of our common stock over twelve months, unless modified by our board. On July 20, 2005 our board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. We did not repurchase any shares of our common stock during the quarter ended June 30, 2005.
     Issuer Purchases of Equity Securities

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value) of
	(a) Total Number		Shares Purchased as Part	Shares that May Yet Be
	of Shares	(b) Average Price	of Publicly Announced	Purchased Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

6/30/05	3,377(1)	$2.08	None	Not Applicable

(1)	Shares acquired in payment of tax liabilities pursuant to the partial vesting of stock bonus awards issued to executive officers and key employees under our 2000 Equity Incentive Plan. The tax liabilities were paid in July 2005.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     An Annual Meeting of Stockholders of the Company was held on May 5, 2005. The stockholders elected one Class II director and the stockholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Patrick J. Lombardi	50,779,845	914,289
     In addition to the election of Mr. Lombardi, whose term of office expires at the 2008 Annual Meeting of Stockholders, the following directors who were not elected at the annual meeting have continuing terms of office as specified below:

43.

Year of Annual Meeting in
Which Term Expires
Kathleen J. Cunningham	2006
Donald F. Detampel, Jr.	2006
Cary L. Deacon	2007
William J. Elsner	2007
     The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ended 2005 by the following vote:

For	Against	Abstain	Broker Non-Votes
50,768,578	901,785	23,771	0
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

44.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.
Date: August 5, 2005	By:	/s/ Nicholas J. Cuccaro
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

45.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.