Form 10-Q
period 2005-09-30
RAINDANCE COMMUNICATIONS INC
filed 2005-11-09
CIK 1046832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________.
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0015 Par Value	—	56,527,537 as of October 31, 2005.

RAINDANCE COMMUNICATIONS, INC.

2.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RAINDANCE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,648	$10,458
Short-term investments	35,921	32,935
Accounts receivable, net of allowance for doubtful accounts of $543 and $310 at September 30, 2005 and December 31, 2004, respectively	10,963	9,922
Prepaid expenses and other current assets	1,597	1,593
Due from employees	2	12

Total current assets	59,131	54,920

Property and equipment, net	15,613	17,807
Goodwill	45,587	45,587
Other intangible assets	4,750	—
Other assets	316	411

Total Assets	$125,397	$118,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,338	$7,447
Accrued expenses	279	510
Accrued compensation	2,518	1,506
Accrued property tax	167	258
Accrued severance obligation	—	345
Restructuring reserve	—	188
Current portion of deferred revenue	309	420

Total current liabilities	11,611	10,674

Deferred revenue, less current portion	12	45

Total Liabilities	11,623	10,719

Stockholders’ Equity:
Common stock, par value $.0015; 130,000,000 shares authorized; 56,530,547 and 54,936,434 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	85	82
Additional paid-in capital	282,931	280,561
Deferred stock-based compensation	(1,154)	(960)
Accumulated deficit	(168,088)	(171,677)

Total Stockholders’ Equity	113,774	108,006

Commitments and contingencies (Note 6)

Total Liabilities and Stockholders’ Equity	$125,397	$118,725

See accompanying notes to condensed financial statements.

3.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$17,981	$18,408	$55,739	$57,319
Cost of revenue:
(exclusive of stock-based compensation expense of $—, $—, $— and $2, respectively, shown below)	7,542	8,431	23,260	26,032

Gross profit	10,439	9,977	32,479	31,287

Operating expenses:
Sales and marketing (exclusive of stock-based compensation expense of $15, $7, $51 and $25, respectively, shown below)	4,575	6,005	15,013	18,795
Research and development (exclusive of stock-based compensation expense of $68, $46, $181 and $115, respectively, shown below)	2,369	2,618	7,967	7,771
General and administrative (exclusive of stock-based compensation expense of $109, $81, $405 and $1,930, respectively, shown below)	1,746	1,699	6,045	5,736
Stock-based compensation expense	192	134	637	2,072

Total operating expenses	8,882	10,456	29,662	34,374

Income (loss) from operations	1,557	(479)	2,817	(3,087)

Other income (expense), net	362	87	872	116

Income (loss) before provision for income taxes	1,919	(392)	3,689	(2,971)

Provision for income taxes	100	—	100	—

Net income (loss)	$1,819	$(392)	$3,589	$(2,971)

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.07	$(0.06)

Diluted	$0.03	$(0.01)	$0.06	$(0.06)

Weighted average number of common shares outstanding:
Basic	55,268	54,079	54,938	53,831

Diluted	57,386	54,079	57,091	53,831

See accompanying notes to condensed financial statements.

4.

RAINDANCE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,589	$(2,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,572	8,431
Stock-based compensation	637	2,072
Other	54	50
Changes in operating assets and liabilities:
Accounts receivable	101	(1,883)
Prepaid expenses and other current assets	(28)	(617)
Other assets	(42)	64
Accounts payable and accrued expenses	(1,200)	718
Deferred revenue	(145)	174

Net cash provided by operating activities	9,538	6,038

Cash flows from investing activities:
Purchase of property and equipment	(2,054)	(2,557)
Proceeds from disposition of equipment	42	18
Purchase of investments	(46,421)	(11,242)
Proceeds from maturities of investments	43,435	6,220
Cash paid for the acquisition of BCE Conferencing, Inc.	(5,892)	—
Cash received from affiliate	—	77
Change in restricted cash	—	236

Net cash used in investing activities	(10,890)	(7,248)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,542	1,180
Payments on debt	—	(2,367)

Net cash provided (used) by financing activities	1,542	(1,187)

Increase (decrease) in cash and cash equivalents	190	(2,397)
Cash and cash equivalents at beginning of period	10,458	39,607

Cash and cash equivalents at end of period	$10,648	$37,210

Supplemental cash flow information — interest paid in cash	$1	$64

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$2,291	$216

See accompanying notes to condensed financial statements.

5.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Raindance Seminar Edition, released in June 2005, which builds upon Raindance Meeting Edition and offers advanced event planning, conducting and management features, Operator Assisted Conferencing, and Unlimited Conferencing. The Company operates in a single segment.
     The accompanying condensed financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles on a basis consistent with the December 31, 2004 audited financial statements and include normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of these periods. These condensed statements should be read in conjunction with our financial statements and notes related thereto included in our Form 10-K (Commission File No. 000-31045), filed on March 15, 2005. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable tangible and amortizable intangible assets, assessment of goodwill and its recoverability and the valuation allowance for net deferred tax assets.
(b) Cash, Cash Equivalents and Investments in Debt Securities
     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at September 30, 2005 consist of money market accounts at three financial institutions. Short-term investments at September 30, 2005 consist of federal agency notes, commercial paper and certificates of deposit.
     The Company’s investments consist of available-for-sale debt securities whose costs approximate fair value and, accordingly, there are no unrealized gains or losses.

6.

	September 30, 2005	December 31, 2004
Cost and approximate fair value of available-for-sale debt securities (in thousands):

Federal agency notes	$22,109	$16,911
Commercial paper	12,789	9,977
Certificates of deposit	1,023	1,027
United States Treasury note	—	5,020

Total available-for-sale debt securities	$35,921	$32,935

     At September 30, 2005 all of the Company’s available-for-sale debt securities have maturities of one year or less.
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
(e) Fair Value of Financial Instruments and Concentrations of Credit Risk
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities. No single customer accounted for greater than 10% of total first, second or third quarter 2005 revenue or of the total accounts receivable balance as of September 30, 2005.
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

7.

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
     At each balance sheet date, the unamortized costs of Raindance Meeting Edition are compared to its net realizable value. SFAS 86 indicates that the amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The Company is currently generating revenue from Raindance Meeting Edition in an application service provider environment through subscriptions and usage, which is measured by either minutes consumed or simultaneous connections. To assess impairment of the capitalized Raindance Meeting Edition asset, the Company compared the unamortized capitalized costs to its net realizable value. The capitalized costs on the books related to Raindance Meeting Edition, net of accumulated amortization, at September 30, 2005 were $1.3 million. The Company concluded that the capitalized

8.

costs of Raindance Meeting Edition did not exceed its net realizable value as of September 30, 2005. All costs with respect to Raindance Seminar Edition were expensed as incurred.
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
     The following table sets forth the calculation of net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,819	$(392)	$3,589	$(2,971)

Common shares outstanding:
Historical common shares outstanding at beginning of period	54,981	53,906	54,261	53,234
Weighted average common shares issued during period	287	173	677	597

Weighted average common shares at end of period — basic	55,268	54,079	54,938	53,831
Effect of dilutive restricted stock, common stock options and warrants	2,118	—	2,153	—

Weighted average common shares at end of period — diluted	57,386	54,079	57,091	53,831

Net income (loss) per share — basic	$0.03	$(0.01)	$0.07	$(0.06)

Net income (loss) per share — diluted	$0.03	$(0.01)	$0.06	$(0.06)

     As of September 30, 2005 and 2004, 795,250 and 675,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 4) and, if applicable, have been included in diluted earnings per share.
     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Shares issuable under stock options	7,631,280	9,374,167	7,777,758	7,960,251
Shares issuable pursuant to warrants	—	20,017	—	20,017
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

9.

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
     Stock compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired un-exercisable; (c) the market value of restricted stock awards to employees and directors, (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC and (e) compensation related to options granted to non-employees.
     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,819	$(392)	$3,589	$(2,971)
Add: Stock-based employee compensation expense attributable to common stock options	—	—	—	70
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(955)	(1,378)	(3,054)	(4,566)
Deduct: Stock-based employee compensation expense attributable to employee stock purchase plan determined under fair value based method	(123)	(247)	(685)	(460)

Net income (loss), as adjusted	$741	$(2,017)	$(150)	$(7,927)

Income (loss) per share — basic, as reported	$0.03	$(0.01)	$0.07	$(0.06)

Income (loss) per share — diluted, as reported	$0.03	$(0.01)	$0.06	$(0.06)

Income (loss) per share — basic, as adjusted	$0.01	$(0.04)	$(0.00)	$(0.15)

Income (loss) per share — diluted, as adjusted	$0.01	$(0.04)	$(0.00)	$(0.15)

     The per share weighted-average fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $2.25 and $1.58, respectively, and the per share weighted-average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was $2.15 and $2.47, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
Expected life (years)	5	5
Risk-free interest rate	4.18%	3.38%
Expected volatility	177%	196%
Expected dividend yield	None	None

10.

(j) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment. The Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax asset. The provision for income taxes reflected as of September 30, 2005 relates solely to federal alternative minimum tax.
(2) ACQUISITION OF A BUSINESS
     On September 27, 2005, the Company entered into a definitive agreement to acquire certain assets, consisting primarily of customers and related accounts receivable, of BCE Conferencing, Inc. (BCE), a conferencing company primarily operating in the United States. On September 30, 2005, the Company completed the acquisition. As a result of the acquisition, the Company has expanded its customer base and sales force. In addition, the Company expects that the acquisition will positively impact both revenue and net income in subsequent quarters. The aggregate purchase consideration paid to BCE was $5.9 million. In connection with the acquisition, the Company also made offers of employment to and subsequently hired the majority of BCE’s employees. Effective October 1, 2005, the results of BCE’s operations will be included in the Company’s financial statements. On October 1, 2005 the Company entered into a reseller agreement with Bell Conferencing, Inc., the parent company of BCE to provide the Company with certain services previously provided to the acquired customers by BCE. The Company believes the pricing in the reseller agreement reflects fair value and accordingly, no purchase consideration has been allocated to the reseller agreement.
     The Company is not certain how much, if any, purchase consideration will be allocated to goodwill, however the purchase consideration has preliminarily been allocated as indicated in the following table (in thousands). The Company is currently in the process of identifying all of the tangible and intangible assets acquired and estimating the fair values of those acquired assets. Until this process is complete, the purchase consideration allocation is preliminary and subject to change:

Accounts receivable	$1,142
Intangible assets	4,750

Total preliminary purchase consideration allocation	$5,892

     The Company expects to complete the purchase price allocation in the fourth quarter of 2005.
(3) DEBT AND LINE OF CREDIT
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

11.

     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan was scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. In December 2004, the balance due under this agreement of $0.1 million was paid in full.
     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2005, the Company did not have an outstanding balance under the revolving line of credit; however $0.1 million of the available balance of the line of credit was securing a letter of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2005, the Company was in compliance with all of the financial loan covenants.
(4) COMMON STOCK PLANS
(a) Stock Options and Restricted Stock
     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 18,676,851 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At September 30, 2005, there were 3,890,764 shares available for future issuance under the plan. Pursuant to the plan, the Company’s board of directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years. The Company utilizes APB Opinion 25 in accounting for its plans.
     In February 2003, the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement pursuant to which the Company approved and granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved or generally in the board’s discretion, upon a change of control of the Company. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as expense ratably over six years unless accelerated. Pursuant to this arrangement $4.7 million of cash compensation was approved and will become payable upon the achievement of such financial or product-based milestones, or generally in the board’s discretion, upon a change in control of the Company. The Company’s former president and chief executive officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2004 one product-based milestone was achieved, triggering a cash compensation payment of $0.2 million to our Chief Technology Officer and the vesting of 100,000 shares of common stock. In the third quarter of 2005 a second product-based milestone was achieved, triggering a cash compensation payment of $0.3 million to our Chief Technology Officer in October 2005 and the vesting of 150,000 shares of common stock as of September 30, 2005.
     On January 28, 2004, the Company announced the hiring of Donald F. Detampel, Jr. as president and chief executive officer. Simultaneously with the commencement of Mr. Detampel’s employment, the Company issued a stock option grant to Mr. Detampel for 2,000,000 shares of common stock with an exercise price of $3.28 per share. The Company also issued 275,000 shares of restricted stock to Mr. Detampel which vests as follows: 50,000 shares were immediately vested, 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. The value of the restricted stock was $3.30 per share and the Company recorded $0.9 million in deferred stock-based compensation expense in January 2004, which is being amortized as an expense over the applicable vesting period. On August 20, 2004, this restricted stock grant was amended to provide for the acceleration of all unvested shares of restricted stock in the event of a

12.

change in control of the Company as defined in the underlying agreement. As a result of this amendment if a change in control was to occur, an additional stock-based compensation charge of $1.48 per share would be incurred on all shares of restricted stock to which the vesting acceleration applies.
     On January 24, 2005 the Compensation Committee of the board of directors of the Company approved the grant of 348,000 shares of restricted common stock to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. These grants resulted in a deferred stock-based compensation charge of $0.8 million to be recognized as stock-based compensation expense ratably over a four-year period. The departure of the Company’s Chief Marketing Officer in July 2005 triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $39,000 related to the cancellation of 17,500 shares of restricted common stock to this former officer.
     Stock option activity in the Company’s 2000 Equity Incentive Plan during the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30,
	2005		2004
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, beginning of period	11,383,754	$3.06	9,065,887	$3.09
Granted at fair value	150,000	2.24	1,102,295	2.35
Granted at greater than fair value	—	—	2,000,000	3.28
Exercised	(277,348)	1.46	(269,536)	0.99
Cancelled	(478,889)	3.80	(617,307)	3.33

Balance, end of period	10,777,517	3.05	11,281,339	3.09

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number of	Average
Exercise Prices	Outstanding	Life	Exercise Price	Options	Exercise Price
$ 0.15 — 1.63	1,809,608	5.2	$1.17	1,749,479	$1.16
1.64 — 2.25	1,573,257	8.0	1.89	771,603	1.89
2.25 — 2.62	1,821,877	6.7	2.56	1,298,889	2.57
2.62 — 3.17	1,106,560	6.8	2.81	922,124	2.80
3.17 — 3.28	2,000,000	8.3	3.28	805,554	3.28
3.30 — 10.80	2,466,215	5.8	5.45	2,314,743	5.57

	10,777,517	6.7	3.05	7,862,392	3.17

     In addition, the Company has sold or granted to employees, directors and consultants for services rendered an aggregate of 1,821,752 shares of common stock, net of forfeitures, through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share. This amount includes 550,000 shares outstanding pursuant to the Executive Performance-Based Compensation Arrangement, 275,000 shares granted to Mr. Detampel, and 330,500 shares granted to executive officers and key employees.
     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. No shares were

13.

exercised in the assumed plans during the three months ended September 30, 2005 and 142,020 options remain outstanding.
     The following table summarizes information about stock options outstanding under the Company’s assumed plans at September 30, 2005:

	Options outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Prices	Outstanding	Life	Exercise Price
$1.70 — 2.72	21,706	3.4	$1.85
3.92	100,563	4.3	3.92
6.08	19,751	4.4	6.08

	142,020	4.2	3.91

(b) Employee Stock Purchase Plan
     In February 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. Under the Plan, up to an aggregate of 7,410,185 shares of common stock are available for issuance, including shares reserved pursuant to the Plan’s evergreen provisions. In February 2005, 512,118 shares were purchased by employees at an average price of $1.11 per share. In August 2005, 423,725 shares were purchased by employees at an average price of $1.14 per share. At September 30, 2005, 3,892,975 shares were reserved for future issuance. At September 30, 2005 approximately $147,000 in payroll deductions has been withheld from employees for future purchases under the plan, which will be at an approximate average price of $1.14 per share. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to Accounting Principles Board (APB) 25 and accordingly, no compensation expense has been recognized for purchases under the plan. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended September 30, 2005 and 2004: no dividends; an expected life of six months; expected volatility of 179% and 199%, respectively; and a risk-free interest rate of 4.10% and 3.45%, respectively.
(c) Stock Repurchase Program
     On August 31, 2004 the Company’s board of directors approved the repurchase of up to $5.0 million of common stock over twelve months, unless modified by the Company’s board. On July 20, 2005 the Company’s board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market rates, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2005. Subsequent to September 30, 2005 the Company purchased 155,000 shares of common stock under this program.
(5) RESTRUCTURING
     Restructuring reserves and activity for the first nine months of 2005 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	December 31, 2004	Adjustments	Payments	September 30,2005
Lease obligations, net of sublease income	$188	$—	$(188)	$—

     At September 30, 2005, the Company has fulfilled all obligations related to its restructuring reserves.

14.

(6) COMMITMENTS AND CONTINGENCIES
(a) Operating Leases
     The Company leases office facilities under various operating leases that expire through 2009. In the quarter ended September 30, 2005, two of the office facilities were leased from entities that are controlled by former executive officers, one of whom is also a former director, of the Company. Most of the remaining facilities are satellite sales offices. Total future minimum lease payments under all operating leases, approximate $3.8 million at September 30, 2005.
(b) Purchase Commitments
     The Company has commitments for bandwidth usage and telephony services with various service providers. The total commitment as of September 30, 2005 was approximately $2.2 million to be expended through August 2006. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.
     In September 2003, the Company entered into an agreement with its primary conferencing bridge supplier, Voyant Technologies, subsequently acquired by Polycom, Inc., pursuant to which it made a commitment to purchase a certain amount of conferencing bridges through December 2005. This commitment was contingent on certain VoIP technology functionality being made available in the equipment by May 12, 2004, which did not occur. As a result, management notified Voyant Technologies that the Company had terminated the remaining $6.1 million purchase commitment, as well as the agreement for material breach. Voyant Technologies disputed this position and threatened litigation. In August 2005, the agreement was amended, pursuant to which the Company made a commitment to purchase $3.3 million in conferencing bridges through December 2005. The total remaining commitment as of September 30, 2005 was approximately $1.7 million.
(c) Employment Contracts
     In February 2003 the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at September 30, 2005, $2.8 million of cash compensation will become payable in the future upon the achievement of certain financial milestones or, generally in the board’s discretion, upon a change in control of the Company. The financial milestones must be achieved before February 19, 2007. See note 4(a) for further disclosure regarding the arrangement.
     In January 2004, the Company entered into an employment agreement with its president and chief executive officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $0.3 million.
     In addition, the Company has a letter agreement with two of its executive officers, which would require the Company to pay $0.2 million if the executive officers were terminated under certain conditions set forth in the agreement.
(d) Severance
     In October 2003 the Company’s former president and chief executive officer entered into a separation agreement to terminate his employment as of December 31, 2003. The severance commitment, which was originally $0.6 million, was satisfied as of June 30, 2005.
     In July 2005, the Company announced certain organizational changes within sales and marketing including the departure of the Chief Marketing Officer. In connection with these changes the Company incurred severance costs of $0.1 million in the third quarter of 2005.

15.

(e) Legal and Tax Contingenices
     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC (“iTalk”) in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied the Company’s motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. On September 2, 2005 iTalk amended its complaint. As a result, the trial originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. The Company disputes plaintiffs’ claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of September 30, 2005 as management does not believe that a loss is probable. The Company is unable to estimate a range of possible losses.
     On September 27, 2005, Webex Communications, Inc. (“Webex”) filed a complaint against Raindance in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of September 30, 2005. The Company is unable to make a reasonable estimate of any liability because of the uncertainty related to both the probable outcome and amount or range of loss, if any.
     On October 14, 2005 Raindance filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief.
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
     The Company is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect state sales or other taxes for past sales of services and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. At September 30, 2005 the Company has accrued $0.2 million for this potential exposure. The accrual was recorded in the quarter ended March 31, 2005 and is reflected in general and administrative expenses in the accompanying condensed statement of operations. In the event the actual results differ from these estimates, the Company will need to adjust the accrual.
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

16.

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
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement, which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning after December 15, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

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
Overview
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our condensed financial statements and related notes that begin on page 3, you will read about significant events and trends that materially impact earnings, revenue and other metrics of financial performance. Significant events and trends discussed in this Management’s Discussion and Analysis include pricing pressure that has negatively impacted, and is expected to continue to negatively impact, revenue, gross margins and our ability to maintain profitability, as well as the acquisition of certain assets from BCE Conferencing, Inc., which we believe will positively impact revenue and earnings in future quarters. We will also discuss an anticipated fourth quarter increase in general and administrative expenses as a result of Sarbanes-Oxley compliance and legal defense costs, an increase in amortization expense as a result of the BCE Conferencing acquisition and changes to accounting rules related to stock compensation expense that are anticipated to significantly affect our financial results beginning in the first quarter of 2006. Changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization have positively affected gross profit during 2005; however, we are in the process of altering our telephony network strategy which has resulted in purchasing new bridging equipment that will significantly increase our depreciation expense and capital expenditures, while enabling us to take advantage of lower telephony costs from our suppliers. These significant events and trends have materially impacted, or are expected to materially impact, our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in the section entitled “Risk Factors That May Affect Our Operating Results and The Market Price Of Our Common Stock” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.
     As of September 30, 2005, we had an accumulated deficit of $168.1 million. Our quarterly and yearly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our net income was $1.8 million and our net loss was $0.4 million for the quarters ended September 30, 2005 and 2004, respectively. Although we reported net income in the first three quarters of 2005, we incurred net losses in each quarter of 2004 and there can be no assurance that we will achieve or maintain net income in the future. We are currently reviewing various alternatives with respect to our outstanding

18.

common stock options and the purchase of stock by employees under our employee stock purchase plan. Our stock-based compensation will increase in the first quarter of 2006; however, absent a modification, our stock-based compensation expense will increase significantly due to a change in accounting rules that will require us to record compensation expense for employee stock options and the purchase of stock by employees under our employee stock purchase plan.
     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. Recently we have experienced, and expect to continue to experience, an ongoing trend in the conferencing industry away from subscription-based pricing to usage-based pricing. In addition, we currently do not anticipate licensing our software. In the quarter ended September 30, 2005, 7.5% of our revenue was non-usage based as compared to 8.9% in the quarter ended September 30, 2004. We expect our non-usage based revenue to approximate 6% to 10% of our total revenue in the fourth quarter of 2005.
     Our next-generation service, Raindance Meeting Edition, was released in March 2004. In June 2005 we released enhancements to Raindance Meeting Edition such as integrated record and playback features, as well as content management and enhanced participant interaction through such devices as question and answer and polling. Raindance Meeting Edition revenue growth has been slower than anticipated. We believe this is due in large part to the small workgroup collaboration services sector being in the early adoption phase. However, we continue to add new customers and revenue from this product is increasing quarter over quarter. Raindance Seminar Edition, released in June 2005, complements Raindance Meeting Edition and is designed for large, planned seminar events where there is one main presenter and hundreds or thousands of participants. Currently, it is difficult to predict with any certainty the impact the additional features now incorporated into Raindance Meeting Edition and the release of Raindance Seminar Edition will have on our business, operations and financial results, the market in general, or our existing customer base including those that currently utilize Web Conferencing Pro.
     Our gross profit is higher on our web-based services, namely Web Conferencing Pro, Raindance Meeting Edition and Raindance Seminar Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using our services. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $2.9 million and $9.0 million for the three and nine months ended September 30, 2005 as compared to $3.2 million and $9.6 million for the three and nine months ended September 30, 2004. Our gross profit margins are typically higher on multi-media events, due to lower variable costs, as compared to audio-only events. Therefore, a decline in multi-media revenue would negatively impact our gross profit margins.
     On September 27, 2005, we entered into a definitive agreement to acquire certain assets, consisting primarily of customers and related accounts receivable, of BCE Conferencing, Inc. (BCE), a conferencing company primarily operating in the United States and on September 30, 2005 we completed the acquisition. The aggregate purchase consideration paid to BCE was $5.9 million which was preliminarily allocated as follows: $1.1 million to accounts receivable and $4.8 million to intangible assets. In connection with the acquisition, we did not purchase any other assets or assume any liabilities other than those related to existing customer contracts. We also made offers of employment to and subsequently hired the majority of BCE’s employees. We expect to complete the purchase price allocation in the fourth quarter of 2005. On October 1, 2005 we entered into a reseller agreement with Bell Conferencing, Inc., the parent company of BCE to provide us with certain services previously provided to the acquired customers by BCE. We believe the pricing in the reseller agreement reflects fair value and accordingly, no purchase consideration has been allocated to the reseller agreement. Effective October 1, 2005 the results of BCE’s operations will be included in our financial statement and we believe that this acquisition will positively impact revenue and earnings in future quarters because the assets acquired are revenue generating and are expected to be immediately accretive to earnings, offset by the effect of intangible asset amortization.

19.

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
     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, Internet access fees and fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of audio-only and web-based services revenue will affect our gross profit, as our cost of revenue is typically higher on our audio-only service and we have experienced price compression for this service. Our depreciation, Internet access and bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. We plan to continue to make investments in our infrastructure, including implementing a new telephony network strategy and, as such, we currently expect capital expenditures in 2005 to be significantly higher than 2004. We expect that our cost of revenue in the fourth quarter of 2005 will remain relatively flat and do not expect cost of revenue as a percentage of revenue to change materially from this quarter. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2005 and into mid-2006. We have a limited number of sources for our telephony services. If one of our suppliers was to terminate or interrupt its services, we may experience difficulties or delays in obtaining alternative sources on commercially reasonable terms and may experience an increase in our variable telephony cost.

20.

     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and telemarketing expenses and allocated overhead. Because sales headcount increased to start the fourth quarter primarily due to the BCE acquisition, we currently expect sales and marketing expenses to increase in the fourth quarter of 2005 both in absolute dollars and as a percentage of revenue as we expand the size of our sales force and maintain our marketing initiatives in the fourth quarter of 2005 to support Raindance Meeting Edition and the recently released Raindance Seminar Edition.
     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.1 million in each of the first, second and third quarters of 2005 and expect to continue to capitalize costs associated with internally developed software in the fourth quarter of 2005. We currently expect to continue to make investments in research and development and anticipate that these expenditures will decrease in absolute dollars and decrease as a percentage of revenue in the fourth quarter of 2005.
     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, in addition to other general corporate expenses such as compliance with Sarbanes-Oxley regulations. We currently expect general and administrative expenses to increase in terms of absolute dollars and as a percentage of revenue in the fourth quarter of 2005, primarily as a result of Sarbanes-Oxley compliance and legal defense costs.
     Since our inception, we have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain business and technical personnel. Stock-based compensation expense is based on the excess of the fair value of our common stock on the date of grant or sale over the option exercise price or stock purchase price. Compensation expense related to stock options is amortized over the vesting period of the options, which generally is four years. As of May 2004, all of the options with fair values deemed in excess of the exercise price were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended September 30, 2005 and 2004, we did not record any deferred stock-based compensation; however, during the nine months ended September 30, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. We also expensed $0.2 million and $0.1 million, respectively, of stock-based compensation in the three months ended September 30, 2005 and 2004 and $0.6 million and $2.1 million, respectively, of stock-based compensation in the nine months ended September 30, 2005 and 2004. The $0.8 million of deferred stock-based compensation recorded in the nine months ended September 30, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The departure of our Chief Marketing Officer in July 2005 triggered the reversal of the deferred portion of restricted stock grant compensation expense in the amount of $39,000 related to the cancellation of 17,500 shares of restricted common stock. The $0.9 million of deferred stock-based compensation recorded in the nine months ended September 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This restricted stock grant was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the underlying agreement.
     Assuming that no additional shares of restricted stock will be forfeited or granted and assuming there is no change in control of the Company we estimate incurring stock-based compensation expense of approximately $0.1 million in the fourth quarter of 2005 for common stock issued or awarded to our employees, executive officers and members of our board of directors under our equity plans through September 30, 2005.
Other Data — Non-GAAP Financial Measure
     We evaluate operating performance based on several factors, including our primary internal financial measure of earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“adjusted EBITDA”). This analysis eliminates the effects of considerable amounts of depreciation and stock-based

21.

compensation. Since our initial public offering we have reported adjusted EBITDA, a financial measure that is not defined by generally accepted accounting principles (GAAP).
     The calculation of adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$1,819	$(392)	$3,589	$(2,971)
Add: depreciation, amortization and other income (expense), net	1,589	2,754	5,700	8,315
Add: provision for income taxes	100	—	100	—
Add: stock-based compensation expense	192	134	637	2,072

Adjusted EBITDA	$3,700	$2,496	$10,026	$7,416

     Although we reported net income for all three quarters in 2005, we recorded net losses during each quarter of 2004. In the current quarter, our general and administrative expenditures remained consistent from the third quarter of 2004. However, quarter over quarter, cost of revenue, research and development, and sales and marketing expenditures have all decreased by a larger margin than the decrease in revenue. For the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, our net income increased by $2.2 million, resulting in $1.8 million in net income for the current quarter. For the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004, our net income increased by $6.6 million, resulting in $3.6 million in net income for the current year-to-date period. For the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, adjusted EBITDA increased by $1.2 million. For the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004, adjusted EBITDA increased by $2.6 million. The trend depicted by this calculation indicates that although ongoing general and administrative expenditures remained consistent in the quarter ended September 30, 2005, we decreased overall operating costs in the third quarter primarily in cost of revenue, research and development and sales and marketing expenses. Cost of revenue decreased due to lower revenue coupled with reduced depreciation expense due to assets specifically allocated to cost of revenue becoming fully depreciated and reduced telephony rates, which increased our gross profit percentage for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Research and development expenses decreased in connection with our reduction in the use of outside contractors once Raindance Seminar Edition was released in June 2005. Sales and marketing expenses decreased as we deferred a portion of our planned marketing activities as a result of recently named unified executive leadership in sales and marketing. In addition, we have experienced significant decreases in depreciation expense and interest expense and significant increases in interest income, which further reduces the gap between net income and adjusted EBITDA.
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
     The funds depicted by adjusted EBITDA are not available for our discretionary use due to debt covenants and other commitments that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $4.4 million and $3.3 million for the three months ended September 30, 2005 and 2004, respectively, and $9.5 million and $6.0 million for the nine months ended September 30, 2005 and 2004, respectively; net cash used by investing activities was $4.0 million and net cash provided by investing activities was $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and net cash used by investing activities was $10.9 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively; net cash provided by financing activities was $0.7 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively,

22.

and net cash provided by financing activities was $1.5 million and net cash used by financing activities was $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.
Results of Operations
Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
     Revenue. Total revenue decreased by $0.4 million to $18.0 million for the three months ended September 30, 2005 from $18.4 million for the three months ended September 30, 2004. Total revenue decreased by $1.6 million to $55.7 million for the nine months ended September 30, 2005 from $57.3 million for the nine months ended September 30, 2004. The decrease was primarily due to the pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service, and the loss of Oracle Corporation which accounted for a significant portion of our revenue in the first and second quarters of 2004 and reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. The foregoing decreases in revenue were partially offset by the addition of new customers and an increase in usage from our existing customers. Total minutes attributable to our usage-based services were 216.5 million and 184.3 million for the three months ended September 30, 2005 and 2004, respectively, which represents a 17.5% increase in minutes quarter over quarter. Usage-based revenue decreased by 0.8% in the third quarter of 2005 from the third quarter of 2004, which indicates that our average price per usage based minute declined by approximately 15.6% or .0142 cents per minute quarter over quarter. Total minutes attributable to our usage-based services were 641.5 million and 583.0 million for the nine months ended September 30, 2005 and 2004, respectively, which represents a 10.0% increase in minutes period over period. Usage-based revenue decreased by 1.6% in the first nine months of 2005 from the first nine months of 2004, which indicates that our average price per usage based minute declined by approximately 10.6% or .0095 cents per minute period over period. We expect this trend to continue in the foreseeable future.
     Cost of Revenue. Cost of revenue decreased $0.9 million to $7.5 million for the three months ended September 30, 2005 from $8.4 million for the three months ended September 30, 2004. Cost of revenue decreased $2.7 million to $23.3 million for the nine months ended September 30, 2005 from $26.0 million for the nine months ended September 30, 2004. Telecommunications costs decreased $0.4 million for the quarter ended September 30, 2005 over the quarter ended September 30, 2004 due to an overall improvement in the utilization of our infrastructure and rate decreases from our primary telephony provider. These cost reductions were partially offset by an increase in minutes from our usage-based services and primarily our Reservationless Conferencing service. Total depreciation expense decreased $0.5 million for the quarter ended September 30, 2005 over the quarter ended September 30, 2004 due to specific assets allocated to cost of revenue becoming fully depreciated. Expenses associated with our Operator Assisted Conferencing service increased slightly in the current quarter, which is consistent with growth in revenue from this service, as well as an overall increase in our costs to provide this service. Telecommunications costs decreased $2.2 million for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 due to rate decreases received from our primary telephony provider, as well as an overall improvement in the utilization of our infrastructure, partially offset by an increase in minutes from our usage-based services and primarily our Reservationless Conferencing service. Total depreciation expense decreased $1.0 million for the nine months ended September 30, 2005 due to specific assets allocated to cost of revenue becoming fully depreciated. Expense associated with our Operator Assisted Conferencing service increased $0.3 million in the current year, which coincides with our growth in revenue from this service, as well as an overall increase in our costs to provide this service. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based collaboration services, namely Web Conferencing Pro, Raindance Meeting Edition and Raindance Seminar Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a web-based collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using our services. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $2.9 million in the three months ended September 30, 2005 compared to $3.2 million in the three months ended September 30, 2004. Multi-media revenue was $9.0 million in the nine months ended September 30,

23.

2005 compared to $9.6 million in the nine months ended September 30, 2004. Our gross profit margins are typically higher on multi-media events, due to lower variable costs, as compared to audio-only events.
     Sales and Marketing. Sales and marketing expense decreased $1.4 million to $4.6 million for the three months ended September 30, 2005 from $6.0 million for the three months ended September 30, 2004. Sales and marketing expense decreased $3.8 million to $15.0 million for the nine months ended September 30, 2005 from $18.8 million for the nine months ended September 30, 2004. Bonuses decreased $0.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to the departure of the chief marketing officer in July 2005 and a reduced overall accrual. Additionally, commission expense decreased $0.2 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as a result of a revision to our commission plans, which went into effect in the second half of 2005. Expenses related to advertising and lead generation decreased $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to an overall decrease in marketing initiatives following the completion of the marketing programs implemented in connection with the product launch of Raindance Meeting Edition which occurred in March 2004. Outside service expense decreased $0.3 million in the current quarter over the same quarter in the previous year due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition which also occurred last year. Depreciation expense decreased $0.3 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to older assets becoming fully depreciated, as well as a decrease in allocated depreciation as a result of a decrease in headcount. Depreciation expense decreased $0.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to older assets becoming fully depreciated, as well as a decrease in allocated depreciation as a result of a decrease in headcount. Personnel and payroll related expenses and bonuses decreased $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to decreased headcount in the first three quarters of 2005 as compared to the first three quarters of 2004 and the departure of the chief marketing officer and a reduced overall accrual. Conversely, commission expense increased $0.6 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 as a result of a revision to our commission plans, which went into effect January 1, 2005, as well as in the second half of 2005. Bad debt expense increased $0.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 based on an analysis of the bad debt reserve required at September 30, 2005. Expenses related to lead generation decreased $0.4 million, expenses related to advertising, market research and sales tools each decreased $0.2 million, respectively, and expense related to promotion and our web site each decreased $0.1 million, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to an overall decrease in marketing initiatives following the completion of the marketing programs implemented in connection with the product launch of Raindance Meeting Edition which occurred in March 2004. Additionally, trade show expenses, printing costs, meeting and conferences and gifts have decreased period over period due to an overall decrease in marketing and sales initiatives. Outside service expense decreased $1.7 million in the first nine months of 2005 over the same period in the previous year due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition that also occurred last year.
     Research and Development. Research and development expense decreased $0.2 million to $2.4 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004. Research and development expense increased $0.2 million to $8.0 million for the nine months ended September 30, 2005 from $7.8 million for the nine months ended September 30, 2004. Personnel and payroll related expenses increased $0.1 million for the three months ended September 30, 2005 over the three months ended September 30, 2004 due to increased headcount, slightly offset by an increase in capitalized internally-developed software in the current quarter. Bonus expense increased $0.1 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as accumulated costs for a product based milestone achieved in the current quarter were greater than the accumulated costs for this same product based milestone in the comparable quarter in the previous year. Outside services decreased $0.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 in connection with a decrease in contracted software development related to enhancements to Raindance Meeting Edition and the release of Raindance Seminar Edition in prior quarters. Personnel and payroll related expenses increased $0.4 million for the nine months ended September 30, 2005 over the nine months ended September 30, 2004, due to increased headcount, slightly offset by an increase in capitalized internally-developed software in the current period. There was also a $0.1 million increase

24.

in bonus expense for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 as such costs have been accumulated for the first nine months of 2005 pending the achievement of a product based milestone, and are greater than the costs accumulated for a bonus paid in connection with the release of Raindance Meeting Edition in March 2004. Additionally, maintenance and repairs expense increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Conversely, outside services decreased $0.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 in connection with our gradual reduction in the use of outside contractors as a result of the June 2005 product releases. Depreciation expense also decreased $0.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to older assets becoming fully depreciated, partially offset by an increase in allocated depreciation as a result of an increase in headcount.
     General and Administrative. General and administrative expense remained consistent at $1.7 million for the three months ended September 30, 2005 and September 30, 2004, respectively, and there was little fluctuation within the expense detail. General and administrative expense increased $0.3 million to $6.0 million for the nine months ended September 30, 2005 from $5.7 million for the nine months ended September 30, 2004. Accounting expense increased $0.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to an increase in audit fees associated with the audit of internal controls over financial reporting required by Sarbanes-Oxley. In addition, we accrued $0.2 million in the nine months ended September 30, 2005 in connection with a pending and disputed state sales tax assessment by the Department of Revenue of the Commonwealth of Massachusetts. Legal expense increased $0.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to legal defense costs incurred in the current year. Additionally, personnel and payroll related expenses increased $0.3 million for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 due to increased headcount. Conversely, outside services expense decreased $0.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 as a result of consultants we engaged in the first three quarters of the prior year to assist us with certain strategic initiatives. Additionally, costs associated with consultants engaged to assist us with our Sarbanes-Oxley requirements were less for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Bonus expense decreased $0.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 based on the bonus formula approved at the beginning of the current year by the compensation committee of our board of directors.
     Stock-Based Compensation Expense. Stock-based compensation expense increased $0.1 million to $0.2 million for the three months ended September 30, 2005 from $0.1 million for the three months ended September 30, 2004. Stock-based compensation expense decreased $1.5 million to $0.6 million for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the three months ended September 30, 2005 and 2004, we did not record any deferred stock-based compensation; however, during the nine months ended September 30, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. The $0.8 million of deferred stock-based compensation for the nine months ended September 30, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The departure of our Chief Marketing Officer in July 2005 triggered the reversal of the deferred portion of restricted stock grant compensation expense in the amount of $39,000 related to the cancellation of 17,500 shares of restricted common stock. The $0.9 million of deferred stock-based compensation for the nine months ended September 30, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. Additionally, the $1.2 million deferred stock-based compensation charge in February 2003 in connection with the issuance of 750,000 shares of restricted stock to certain executives and key employees under our Executive Performance-Based Compensation Arrangement is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being

25.

achieved or, generally at the board’s discretion, upon a change in control of the Company. The termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under our equity plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Pursuant to the Executive Performance-Based Compensation Arrangement in the first quarter of 2004 a product-based milestone was achieved and 100,000 shares of restricted common stock vested and in the third quarter of 2005 a second product-based milestone was achieved and 150,000 shares of restricted common stock vested.
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
     Other Income (expense), net. Other income (expense), net, increased $0.3 million to $0.4 million for the three months ended September 30, 2005 from $0.1 million for the three months ended September 30, 2004. Other income (expense), net, increased $0.8 million to $0.9 million for the nine months ended September 30, 2005 from $0.1 million for the nine months ended September 30, 2004. Interest income increased $0.3 million to $0.4 million for the three months ended September 30, 2005 from $0.1 million for the three months ended September 30, 2004 as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. There was no interest expense in the current quarter ended September 30, 2005 as compared to a negligible amount for the quarter ended September 30, 2004 as we retired our debt obligations in December 2004. Interest income increased $0.7 million to $0.9 million for the nine months ended September 30, 2005 from $0.2 million for the nine months ended September 30, 2004 as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. Interest expense was negligible in the nine months ended September 30, 2005 as compared to $0.1 million for the quarter ended September 30, 2004 as we retired our debt obligations in December 2004.
Liquidity and Capital Resources
     As of September 30, 2005, cash, cash equivalents and short-term investments were $46.6 million, an increase of $3.2 million compared with cash, cash equivalents and short-term investments of $43.4 held as of December 31, 2004.
     Net cash provided by operations was $9.5 million and $6.0 million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operations increased significantly for the first nine months of 2005 as compared to the first nine months of 2004 primarily due to net income of $3.6 million for the nine months ended September 30, 2005 as compared to a net loss of $3.0 million for the nine months ended September 30, 2004 and changes in working capital.
     Net cash used by investing activities was $10.9 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used by investing activities in the first three quarters of 2005 primarily related to capital expenditures for equipment and the purchase of investments, offset by maturities of investments. Additionally, cash paid for certain asserts of BCE Conferencing, Inc. was $5.9 million. Net cash used by investing activities in the first three quarters of 2004 primarily related to capital expenditures for equipment purchases and the purchase of investments offset by the maturities of investments. Overall, we expect capital expenditures in 2005 to be greater than capital expenditures in 2004 due to the implementation of our new telephony network strategy.
     Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2005 and net cash used by financing activities was $1.2 million for the nine months ended September 30, 2004. Cash

26.

provided by financing activities in the three quarters of 2005 was solely from cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. For the nine months ended September 30, 2004, cash used by financing activities was due to debt service payments, offset by proceeds from the exercise of common stock options and employee stock purchase plan purchases.
     As of September 30, 2005, we had no debt obligations outstanding.
     In April 2004 we entered into a credit agreement with a bank for a revolving line of credit, which expires in April 2006. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At September 30, 2005, the Company did not have an outstanding balance under the revolving line of credit; however $0.1 million of the line of credit was securing a letter of credit. The credit agreement is collateralized by substantially all of our tangible and intangible assets and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest income (expense), taxes, depreciation, amortization and other non-cash charges. We are also prohibited from paying any dividends without the bank’s prior written consent. At September 30, 2005, we were in compliance with all financial loan covenants.
     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.
     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue for the first three quarters of 2005, or 10% of our total accounts receivable balance as of September 30, 2005. Our five largest customers represented $3.8 million or 21.2% of our total third quarter 2005 revenue and also represented $1.3 million or 12.3% of our total accounts receivable balance at September 30, 2005. The sixth through twenty-fifth largest customers represented $2.6 million or 14.5% of our total third quarter 2005 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results.
     We have generated positive cash flows from operations for sixteen consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters. Looking ahead, we expect our acquisition of BCE Conferencing to positively impact revenue and earnings. We do not anticipate any debt service payments in the fourth quarter of 2005, unless we decide to incur new debt or borrow on our line of credit. We expect capital expenditures in 2005 to be greater than those in 2004 as we implement our new telephony network strategy. We also expect proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow in the fourth quarter of 2005.
     As of September 30, 2005, our purchase commitments for bandwidth usage and telephony services were approximately $2.2 million. We anticipate expending this over the next eleven months. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. In September 2003 we entered into an agreement with our primary conferencing bridge provider pursuant to which we made a commitment to purchase a certain amount of equipment through December 2005. This commitment was contingent on certain functionality being available in the equipment by May 12, 2004, which did not occur. As a result, we notified the conferencing bridge provider that we terminated our remaining $6.1 million commitment, as well as the agreement for material breach. In August 2005, the agreement was amended pursuant to which the Company made a commitment to purchase $3.3 million of conferencing bridges through December 2005. The total remaining commitment as of September 30, 2005 was approximately $1.7 million.
     We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of September 30, 2005, are approximately $3.8 million.

27.

     Our contractual obligations and commitments to make future payments as of September 30, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	3,763	1,129	1,814	820	—
Purchase obligations	3,854	3,854	—	—	—

Total contractual obligations and commitments	$7,617	$4,983	$1,814	$820	$—

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current officers of the Company. See note 6(c) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At September 30, 2005, our total employment-related commitments were approximately $3.3 million.
     We currently anticipate that existing cash resources and our revolving line of credit facility will be sufficient to fund our anticipated working capital and capital expenditure needs into the foreseeable future. We base our expenses and expenditures in part on our expectations of future revenue levels. If our revenue for a particular period is lower than expected, we may take steps to reduce our operating expenses accordingly. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities, borrow on our revolving line of credit or obtain debt financing. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. If we are unable to obtain additional financing needed if and when cash generated from operations is insufficient to satisfy our liquidity requirements, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional financing may also be dilutive to our existing stockholders.
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in note 1 to the financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria; the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on our financial condition and results of operations. Our critical accounting estimates include the accounts receivable allowance for doubtful accounts, useful lives of depreciable tangible and amortizable intangible assets and their recoverability, the assessment of goodwill and its recoverability and the valuation allowance for net deferred tax assets.
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
We have a history of losses and we may not maintain profitability.
     Our operating costs have exceeded our revenue in each full fiscal year since our inception in April 1997, except for the fiscal year 2003. We have incurred cumulative net losses of approximately $168.1 million from our inception through September 30, 2005. Although we reported net income in the first three quarters of 2005, there can be no assurance that we will maintain profitability in the future, particularly if existing or future competitors decrease our market share, if price pressure increases, if we are unable to retain our large customers or acquire new ones, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. In addition, changes in accounting rules related to stock compensation expense are anticipated to significantly affect our financial results, particularly our net income, beginning in the first quarter of 2006. If we are not able to significantly increase revenue, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Increasing our revenue may be difficult for us to do as a result of increased competition, price pressure and other risk factors described in this section.
We have a limited operating history, which makes it difficult to evaluate our business.
     We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. In January 2001, we restructured our company to focus solely on our conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. As such, we may be required to restructure our company and operations in the future. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results, and you should not expect our future revenue growth to equal or exceed historical growth rates and in some cases declined. In fact, our revenue in 2004 and in the first three quarters of 2005 has decreased from historical growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.

29.

We may fail to meet market expectations because of fluctuations or lack of growth in our quarterly operating results, which would cause our stock price to decline.
     Our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. In fact, our revenue decreased in the four sequential quarters of 2004 and in the first three quarters of 2005. Year-over-year comparisons show revenue with declines or lack of significant growth. In addition, our quarterly operating results ranged between $1.8 million net income and $0.4 million net loss in the four quarters ended September 30, 2005. Many of the factors that affect our quarterly operating results are beyond our control, such as increased competition, pricing pressure, our ability to retain customers and acquire new customers, market demand for our services and our ability to timely and successfully deliver new services to market.
     Additionally, we expect our results will fluctuate based on seasonal sales patterns. Our operating results have shown decreases in our usage-based services around certain times, such as spring, summer, Thanksgiving, December and New Year holidays. Usage-based services comprised 92.6% of our revenue in the third quarter of 2005. We expect that our revenue during these seasons will not grow at the same rates as compared to other periods of the year because of decreased use of our services by business customers. As a result of these factors and other risks described in this section, our quarterly operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would decline.
A high percentage of our revenue is attributable to repeat customers, none of whom are obligated to continue to use our services. The failure of continued use of our services by existing customers could harm our operating results and cause our stock price to decline.
     A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. We expect the trend away from subscription-based pricing to usage-based pricing to continue. For example, in the quarter ended September 30, 2005, 92.6% of our revenue was usage-based as compared to 91.1% in the quarter ended September 30, 2004. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, impact our ability to maintain profitability, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our services or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as lower price, greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.
A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.
     We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 21.2% of our revenue in the quarter ended September 30, 2005. The sixth through twenty-fifth largest customers represented 14.5% of our revenue in the quarter ended September 30, 2005. These large customers have no obligation to continue to use our services. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results, including revenue and our ability to maintain profitability will be harmed.
If our revenue for a particular period is lower than we expect, our financial results will be negatively impacted, which may require us to reduce our operating expenses.
     We project sales and marketing, research and development and other operating expenses based on our estimates of future revenue. If our revenue for a particular period is lower than we expect, we may be unable to reduce our operating expenses for that period or at all, in which case our operating results and ability to maintain profitability would be negatively impacted. Additionally, if our revenue for a particular period is lower than we expect, we may be required to reduce our sales and marketing, research and development and other operating

30.

expenses, and as a result, we may be unable to continue our operations as currently planned, thereby further harming our financial results.
We have experienced significant pricing pressure, which is expected to continue and has negatively impacted our financial results.
     The prices for our services are subject to rapid and frequent changes, particularly our Reservationless Conferencing service. For example, our average price per usage based minute for this service declined by 15.6% in the quarter ended September 30, 2005 from the comparable quarter in 2004. We expect this trend to continue into the foreseeable future. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing in the future. Audio conferencing only revenue constituted 84.0% of our revenue in the third quarter of 2005 and we expect that audio-conferencing only revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our financial results.
The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.
     Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our next-generation multi-media services, Raindance Meeting Edition and Raindance Seminar Edition, including enhancements thereto. Despite these releases, we need to continuously release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors, are utilizing less costly resources in China and India to develop and enhance their products and services. As a result, our competitors are able to develop and introduce additional products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset operational costs, we may not be able to compete effectively, and as a result, our financial results may be harmed and we may not be able to maintain profitability. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.
     In addition, our ability to develop and introduce new services and features may depend on our ability to license or otherwise acquire technologies from third parties. In such cases, we may be unable to identify suitable candidates or come to terms acceptable to us, particularly if such need arises from an intellectual property dispute. We also may not be able to successfully alter the design of our systems to integrate new technologies.
Our next-generation services may impact the revenue we receive from existing services.
     Raindance Meeting Edition and Raindance Seminar Edition, our next-generation services, may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service is losing market share due to the vast majority of our resources being expended on our next-generation services and this product becoming obsolete. In the event that our next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and our ability to maintain profitability.
Competition in the web conferencing services and software market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.
     The market for web conferencing services and software is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web

31.

conferencing and traditional teleconferencing services. In the web conferencing services market our principal competitors include Centra Software, Cisco Systems, Citrix, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Genesys, Global Crossing, MCI, Premiere Global Services (formerly PTEK), and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall and recently announced the acquisition of Sprint’s conferencing division. In addition, large software companies, such as Microsoft, Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. Additionally, Cisco offers internal telecommunications hardware solutions that impact the audio conferencing market. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing products, services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline.
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

32.

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
     For the quarter ended September 30, 2005, 23.0% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and negatively affect our ability to maintain profitability.
     If we fail to establish new distribution relationships in a timely manner or if our distribution partners do not successfully distribute our services, our ability to achieve widespread adoption for our services will suffer and our business and operating results will be harmed. Establishing these distribution relationships can take several months or more. In some cases, our service limitations, such as our inability to offer branding capabilities to our resellers, has prevented us and will continue to prevent us from establishing distribution relationships. Additionally, since the vast majority of our contracts with our distribution partners are usage-based, it typically takes several months or longer before our distribution arrangements generate revenue. Our distribution partners are not prohibited from offering and reselling the products and services of our competitors and may choose to devote greater resources to marketing and supporting the products and services of our competitors.
If we do not attract or retain qualified management and personnel, our business may be harmed.
     Our success depends on our ability to attract and retain qualified management and personnel. We recently hired key new members of management and a number of personnel in sales and marketing in connection with the substantial reorganization of those groups in 2004. We may also continue to hire new personnel across the company. If we are not successful in attracting or retaining these individuals, our business may be disrupted, management time and resources may be expended and, as a result, our financial results may be harmed.
     Historically, we have relied on stock options and our employee stock purchase plan as significant benefits to existing and new employees. Because of changes in accounting regulations that take effect beginning January 1, 2006, we expect to reduce our reliance on stock options and the stock purchase plan as a compensation and benefit tool for employees, which could make it more difficult for us to attract and retain qualified employees.
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

33.

We have been sued for patent infringement by a significant competitor and may be subject to additional claims alleging patent and intellectual property infringement in the future.
     On September 27, 2005, a complaint was filed against us by Webex Communications, Inc. in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. On October 14, 2005 Raindance filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief. We have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims. In addition, there are an increasing number of companies with no products or services that have purchased patents for the explicit purpose of enforcing them against companies and demanding license payments and royalties with the threat of litigation. Our services may infringe issued third-party patents or other intellectual property rights. There may also be pending patent applications related to our services that we are unaware of since these applications are not made public until issued. From time to time, we have received notices alleging that we infringe issued third-party patents or other intellectual property rights and we may continue to receive such notices. When this happens, we evaluate the allegations based on an investigation of the intellectual property asserted against our services. In addition, we evaluate our ability to allege counterclaims. We may also evaluate settlement opportunities, including licensing or cross-licensing arrangements that may include royalty provisions or distribution restrictions, neither of which may be advantageous for our business. In some cases, these matters result in litigation, which is expensive, time-consuming and could divert management’s attention and resources. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all.
Our patents may not be sufficient to protect our technology, our competitors may be able to create systems with similar functionality to ours and third parties may obtain unauthorized use of our intellectual property.
     The success of our business is substantially dependent on the proprietary systems that we have developed. We own five patents issued in the United States relating to features of our web conferencing services. Other than these issued patents, our proprietary systems are not currently protected by any patents and our current patent claims may not be sufficient to protect our technology. On October 14, 2005 Raindance filed a complaint against Webex Communications, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief. Legal proceedings to enforce our intellectual property rights are burdensome and expensive, and as a result, these proceedings may negatively affect our financial results. Additionally, when asserted in litigation, our patents may be challenged, invalidated or circumvented. In any litigation the outcome is uncertain.
     We have 14 pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure; however, there is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented, particularly in the context of patent litigation, and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.
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

34.

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
Due to increased price compression in the conferencing industry, we plan to alter the architecture of our audio conferencing network.
     We have architected our audio conferencing network with conferencing bridges and telephony services to automatically route calls into conferences. While more reliable, the cost of this routed architectural approach is more expensive than a non-routed architecture. For example, the cost of purchasing routed telephony services is more expensive than it would be to purchase non-routed telephony services. In addition, our costs of purchasing routed telephony services have not decreased at the same rate as our prices have for Reservationless Conferencing. This trend is expected to continue, and as a result of this trend our financial performance may be harmed. In order to reduce costs, we plan to alter the architecture of our audio conferencing network to a non-routed network in order to take advantage of lower priced telephony services. This is expensive, as well as time-consuming, as we will be required to purchase non-routed conferencing bridges and we could experience technical difficulties and delays in doing so. In addition, in the short-term our financial performance may be harmed due to the resources and monies required to implement such change.
Our transition to VoIP technology is subject to significant risks, delays and costs.
     We announced in the past that we intended to transition some of our long distance telephony traffic onto a VoIP platform. To effect this change, we become subject to significant risks, delays and costs. The costs associated with a transition to a new service provider are substantial. For example, we have reengineered our systems and infrastructure to accommodate our new service provider, and expect to continue to do so, which is both expensive and time-consuming. In addition, we have experienced disruptions and delays in this transition. For example, our primary bridge conferencing vendor did not have certain functionality available in conferencing bridges required for this transition in the time periods we initially anticipated. As such, we expect our transition to a widespread VoIP platform to be delayed. There also may be unforeseen circumstances as a result of this transition that may cause delays in transitioning our long distance telephony traffic. In addition, we still are contractually obligated to pay our VoIP provider for VoIP network services that we are not utilizing. These delays and costs may negatively impact our ability to maintain profitability.

35.

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
     We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and two secondary data facilities in the Denver, Colorado metropolitan area. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation and negatively affect our revenue and our ability to maintain profitability.
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

36.

need to reconfigure their corporate intranets, security measures and firewalls. Widespread adoption of our technology and services depends on overcoming these obstacles.
If we do not increase the capacity of our infrastructure in excess of customer demand, customers may experience service problems and choose not to use our services.
     The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally utilize between 50% and 60% of our capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore harm our ability to maintain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results, particularly as usage is increasing at a greater rate than revenue due to pricing pressure.
We may pursue additional business relationships through acquisitions, joint ventures, or other investment prospects, which may not be successful, and we may not realize the benefits of any acquisition, joint venture, or other investment.
     We may pursue inorganic means to increase revenue. For example, in September 2005 we acquired certain assets of BCE Conferencing, Inc. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. There may also be risks of entering markets in which we have no or limited prior experience. Further, these potential acquisitions, joint ventures and investments entail risks, uncertainties and potential disruptions to our business. For example, these transactions may not be immediately accretive to our earnings, and we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. There may also be unanticipated costs associated with an acquisition that may harm our operating results and key personnel may decide not to work for us. These risks could harm our operating results and cause our stock price to decline.
     In addition, if we were to make any acquisitions, we could, for example:
•	issue equity securities that would dilute our stockholders;

•	expend cash;

•	incur debt;

•	assume unknown or contingent liabilities; and

•	experience negative effects on our results of operations.
Our failure to manage growth could cause increases in our operating costs, harm our ability to maintain profitability, and therefore, decrease the value of our stock.
     We may continue to expand our operations and infrastructure organically or through acquisitions. This expansion has placed in the past, and may place in the future, a significant strain on our managerial, operational and financial resources and we may not effectively manage this growth. Expanding our business would require us to invest significant amounts of capital in our operations and resources, which would substantially increase our operating costs. As a result, our failure to manage our growth effectively could cause substantial increases in our operating costs without corresponding increases in our revenue, thereby harming our ability to maintain profitability. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing growth. In order to rapidly expand our business we may need to raise

37.

additional funds. Any future financing we require may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. If we cannot obtain adequate funds, we may not be able to grow, which could impact our ability to compete effectively.
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

38.

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
     Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of September 30, 2005 we had approximately $1.2 million in deferred equity-based compensation expense. Effective January 1, 2006, we will be required to record compensation expense in the financial statements for stock issued to employees based on the grant-date fair value of the equity issued that we do not currently record. Absent a modification to our outstanding common stock options and our employee stock purchase plan, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations and as such, our ability to maintain profitability will be negatively impacted, which may cause our stock price to decline.
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

39.

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
     The stock market in general and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and September 30, 2005 our stock has traded as high as $6.30 and as low as $1.20 on the NASDAQ National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources, which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

40.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2005, we had no outstanding debt obligations. Future increases in interest rates could increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2006, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. At September 30, 2005, we did not have an outstanding balance under the revolving line of credit; however $0.1 million of the line of credit was securing a letter of credit. We are currently not exposed to foreign currency risks; however, we may decide to make future investments that will subject us to this risk, as well as additional market risk. We currently invest our excess cash balances in money market accounts and short-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will change as interest rates in general change and new investments are purchased. Our investments are subject to a loss of principal if market interest rates increase and they are sold prior to maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, a change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure in reports that we file or submit under the Exchange Act.
     Donald F. Detampel, Jr., our Chief Executive Officer and Nicholas J. Cuccaro, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of such period.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

41.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 17, 2004, a complaint was filed against us by iTalk, LLC (“iTalk”) in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied our motion to dismiss. On October 4, 2004, we answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. On September 2, 2005 iTalk amended its complaint. As a result, the trial that was originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. We dispute plaintiffs’ claims and intend to defend against them vigorously.
     On September 27, 2005, Webex Communications, Inc. (“Webex”) filed a complaint against Raindance in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. Raindance disputes plaintiff’s claims and intends to defend against them vigorously.
     On October 14, 2005 Raindance filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock Repurchase Program
     On August 31, 2004 our board of directors approved the repurchase of up to $5.0 million of our common stock over twelve months, unless modified by our board. On July 20, 2005 our board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. We did not repurchase any shares of our common stock during the quarter ended September 30, 2005.
     Issuer Purchases of Equity Securities

(d) Maximum Number (or
			(c) Total Number of Shares	Approximate Dollar Value) of
	(a) Total Number		Purchased as Part of Publicly	Shares that May Yet Be
	of Shares	(b) Average Price	Announced	Purchased Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

9/30/05	2,989(1)	$2.32	None	Not Applicable

(1) Shares acquired in payment of tax liabilities pursuant to the partial vesting of stock bonus awards issued to executive officers and key employees under our 2000 Equity Incentive Plan. The tax liabilities were paid in October 2005.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

42.

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

43.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINDANCE COMMUNICATIONS, INC.

Date: November 9, 2005	By:	/s/ Nicholas J. Cuccaro

Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

44.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

45.