Form 10-K
period 2005-12-31
RAINDANCE COMMUNICATIONS INC
filed 2006-03-10
CIK 1046832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period from                                          to                                         .
Commission File No. 000-31045
Raindance Communications, Inc.
(a Delaware Corporation)
I.R.S. Employer Identification Number 84-1407805
1157 Century Drive; Louisville, Colorado 80027
(800) 878-7326
Securities registered pursuant to Section 12(b) of the Act:
Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0015 Par Value Per Share
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
     As of March 1, 2006, there were 55,459,694 shares of the registrant’s common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2005) was approximately $112,257,912. Shares of the registrant’s common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 10% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2005. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE:
     Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will, if such meeting is held, be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 year.
     Certain exhibits filed with the registrant’s Registration Statement on Form S-1 (File No. 333-30708) and Annual Reports on Form 10-K (File No. 000-31045, for fiscal years ended December 31, 2000, December 31, 2002 and December 31, 2003) are incorporated by reference into Part IV of this report on Form 10-K.

RAINDANCE COMMUNICATIONS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I
          Unless the context requires otherwise, references in this report to “Raindance,” the “Company,” “we,” “us,” and “our” refer to Raindance Communications, Inc.
          This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our strategies, future financial performance, and future operations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “plans,” “intends,” “estimates,” “predicts,” “potential” and words of similar import. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in this section and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” All forward-looking statements included in this Report are based on information available to us as of the date hereof and we undertake no obligation to revise any forward-looking statements in order to reflect any subsequent events or circumstances. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of certain risks and factors that may affect our business.
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

ITEM 1.	BUSINESS
Recent Developments
          On February 6, 2006, we entered into a definitive merger agreement with West Corporation (NASDAQ: WSTC) whereby West intends to purchase all of our outstanding shares of common stock for $2.70 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, the approval of our shareholders and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met we expect the acquisition to close no later than the end of the second quarter of 2006. There can be no assurance that the merger will be consummated in a timely manner, if at all. In addition, we are subject to a number of operational covenants in the merger agreement that restrict in certain ways our ability to operate freely prior to the closing of the proposed transaction. We have filed a proxy statement and other relevant materials within the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the merger agreement, as well as other important information about the proposed transaction. SHAREHOLDERS OF RAINDANCE ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.
          Raindance and its executive officers and directors may be deemed to be participants in the solicitation of proxies from Raindance stockholders in favor of the proposed transaction. Certain executive officers and directors of Raindance have interests in the transaction that may differ from the interest of the stockholders generally, including acceleration of vesting of stock options and/or restricted stock awards, payment of cash bonuses in connection with a change in control transaction and continuation of director and officer insurance and indemnification. These interests are described in the proxy statement.
          All forward-looking statements included in this section and throughout this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors are based on a 12-month operational period without consideration given to the pending transaction.

Overview
          We provide remote communication services for everyday business meetings and events. Virtually all of our communication services are based on proprietary architecture that integrates traditional telephony technology with real-time interactive web tools. Our continuum of interactive services includes Raindance Meeting Edition, Raindance Seminar Edition, Reservationless Conferencing, Web Conferencing Pro, Operator-Assisted Conferencing and Unlimited Conferencing. Raindance Meeting Edition integrates audio, web and multi-point desktop video technology into one multi-media conferencing solution to support small ad-hoc meetings. Raindance Seminar Edition, which was released in June 2005, builds upon the intuitive in-meeting experience in Raindance Meeting Edition and adds unique pre-and post-meeting features to help plan, conduct and manage seminar-style web conferences. Reservationless Conferencing provides for automated reservationless audio conferencing with simple web controls and presentation tools. Web Conferencing Pro allows users to integrate reservationless automated audio conferencing with advanced web interactive tools over the web such as application sharing, web touring and online whiteboarding to support large seminar events. Operator-Assisted Conferencing provides customers with operator assistance during high profile conferencing events and additional services such as call taping, digital replay and transcription, which we often bundle with our Raindance Seminar Edition service. Unlimited Conferencing offers unlimited local toll access to our reservationless conferencing service for a fixed monthly rate. We sell these services to businesses in various markets as well as to resellers of conferencing and communications services, through our direct and indirect sales channels. Our business model is largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis. We operate as a single business segment.
          We were incorporated in Delaware in April 1997. We first recorded revenue in 1998 and, excluding the fiscal years 2003 and 2005, have incurred net losses every year since inception. Our principal executive offices are located at 1157 Century Drive, Louisville, Colorado 80027.
Remote Meeting Solutions
          Our integrated audio, web and video conferencing services support various types of meetings from a simple, on-the-fly audio conference to company-wide online training initiatives. These flexible service offerings enable businesses to choose the right solution to meet their specific needs.
          Our remote communication services offer the following benefits:
•	Integrated Audio, Web and Video Functions. For everyday conference calls, meeting moderators can use their personal ID to begin a phone conference at anytime without a reservation or an operator. To add another layer of interaction and group collaboration, moderators use the same ID to begin a web conference with interactive features to share rich visual content and encourage higher levels of participation. We provide customers simple and convenient remote communications solutions and we provide our customers access to audio, web and video conferencing with one telephone access number, one user ID, one technical support team and one billing solution. In June 2005 we released enhancements to Raindance Meeting Edition such as integrated record and playback features, as well as content management and enhanced participant interaction through such devices as question and answer and polling. We released Raindance Seminar Edition in June 2005, which complements Raindance Meeting Edition and is designed for large, planned seminar events where there is one main presenter and hundreds or thousands of participants.

•	Reliability and Security. We designed our facilities and infrastructure to provide the scalability and reliability required to meet the critical communication needs of our customers. We incorporate telecommunications-grade reliability standards into our communication technologies and design our infrastructure to accommodate more participants and usage than we expect. Our SwitchTower® multimedia network is the foundation of our collaborative web, audio and desktop video conferencing services and is a distributed network design allowing Raindance to deliver interactive online meetings and events throughout our network, the Internet and into the enterprise. We monitor servers in our data center with redundant network connections. In addition to offering our services in a secure socket layer, or SSL, environment with 128-bit encryption, we provide a robust firewall configuration that offers layered protection for customer data. Meeting moderators have the ability to further ensure and monitor the security of their meetings using several layers of security, including PIN codes, audio tones that signal when a participant enters or exits, conference lock to prevent additional participants from joining a conference, a participant count feature and unique security codes created by the meeting moderator.

•	Flexible Pricing. Depending on the customer’s communication needs and selected remote meeting solution, we offer a variety of pricing models to accommodate estimated service usage as well as the customer’s preferred method of payment. A large portion of our services are usage-based, which generally means that our customers pay on a per-minute, per-participant basis. In addition, we also offer our customers monthly subscription rates based on a fixed number of concurrent users. For our distribution partners, we may provide our services through software licenses.
          We offer several levels of service depending on the customer’s needs. All of our services can be used together or separately to create the ideal remote meeting solution for each customer.
          Our services include the following:
          Raindance Meeting Edition. Built on multimedia architecture, that we call the SwitchTower network, Raindance Meeting Edition intuitively integrates audio, web and video technologies into one seamless solution. Raindance Meeting Edition includes innovative features that drive the complexity out of planning, accessing and managing everyday remote meetings. In addition to easy-to-use multi-point video, browser and application sharing features, Raindance Meeting Edition unites directly with users’ desktops and provides seamless Outlook integration. Meeting moderators can use our unique ‘call-me’ feature to dial themselves into the conference with no access numbers to remember and invite participants using a one-click link. To engage participants in a fully collaborative experience as if everyone were in the same room, meeting moderators can allow participants to easily share documents and information in a virtual public workspace, control participants’ interactivity with customized settings and manage a roster of participants engaged in the audio, web and video portions of the meeting. Integrated multimedia recording enables meeting moderators to create a fully synchronized playback that replicates a live meeting, including all visuals, annotation, polling, audio and video.
          Raindance Seminar Edition. Raindance Seminar Edition builds upon the intuitive in-meeting experience currently offered by Raindance Meeting Edition. Raindance Seminar Edition adds powerful features that help manage larger audiences before, during and after an event and provides users a way to conduct large-scale events without the complexity common in other offerings. Raindance’s unique event creation wizard walks users step-by-step through the scheduling process using a series of simple questions to determine event times, presentation materials, invitees and registration. Moderators can gather detailed information about potential attendees by requiring registration, post events to a public calendar for easy access and increase attendance through meeting invitations that allow invitees to save the information to their Outlook calendars. When conducting an event, all features needed to share visuals and interact with participants are available at the meeting moderator’s fingertips from the main interface. After each event, meeting moderators have access to reports of all the activity that took place before and during the event, including chat, polling, Q&A, participant details and answers to registration questions. Both Raindance Meeting Edition and Raindance Seminar Edition allow participants to choose to interact via the phone or join in listen-only mode using the webcasting feature.
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
Future Service Offerings
          We intend to leverage the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the deployment of service enhancements and additional business communication solutions. For example, in January 2006 we introduced internet audio broadcasting, or webcasting to our suite of multimedia conferencing services, which allows participants to experience web, audio and video of a live event without picking up the phone, while retaining rich interactivity through the suite of online tools available to them.
Customers
          We have a diverse base of customers across numerous vertical markets, such as computer software, business services, manufacturing and financial services. For the year ended December 31, 2005 we had 5,862 revenue generating customers. In 2005, direct customers accounted for 78% of our revenue. In addition, we partner with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. Some of our distribution partners also use our services internally. In 2005, we generated 22% of our revenue from these relationships. No single customer accounted for greater than 10% of total 2005 revenue. Our five largest customers represented $14.8 million or 19.9% of our total 2005 revenue and $17.5 million or 23.3% of our total 2004 revenue. Our ten largest customers represented $18.9 million or 25.4% of our total 2005 revenue and $22.1 million or 29.3% of our total 2004 revenue. This indicates a diminishing financial concentration in our five and ten largest customers; however, a loss of any one of these customers would still negatively impact our financial results.
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
          Voice Infrastructure. Our voice infrastructure provides the telephony connectivity to our customers that is required for the audio conferencing aspects of our services. Our voice infrastructure consists of dynamically routed SS7 call processing systems and non-routed systems that integrate closely with our network providers. These logical layer connections are made over diverse local loop fiber routes and connect to geographically disparate switching fabrics. Currently we have over 1,000 T1 voice circuits in production from three service providers. We have developed proprietary schemes and methodologies to provide higher uptime statistics than systems utilizing single network architectures.
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
Research and Development
          Our research and development efforts are currently focused on leveraging the infrastructure, technologies, and proprietary systems of our next-generation network and services to facilitate the deployment of service enhancements and additional business communication solutions to meet the changing needs of our diverse customer base. We believe our success will depend, in part, on our ability to develop and introduce new services and enhancements. We expensed, inclusive of stock-based compensation, approximately $10.4 million, $10.6 million and $8.9 million related to research and development activities in the years ended December 31, 2005, 2004 and 2003, respectively. As of March 1, 2006, we had a total of 61 full-time engineers and developers engaged in research and development activities. We intend to devote substantial resources to research and development for the next several years.

Sales and Marketing
          Sales. We currently sell our services through a direct sales force and indirect sales channels. As of March 1, 2006, we had 119 full-time employees engaged in sales and marketing. Our direct sales force targets our services primarily to large and medium-sized corporations with a proven need for business communication services in diverse vertical markets, such as computer software, business services, manufacturing and financial services. We also have an account management team that is responsible for developing our relationships and expanding opportunities within our existing customers. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. We also partner with agents to expand the size and reach of our direct sales efforts. A significant percentage of our sales force compensation is commission based.
          Marketing. We primarily focus our marketing efforts on direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.
Customer Service
          We offer customer support and operator assistance 24 hours a day, seven days a week, free of charge, to our customers. Technical and customer support is available through a toll-free telephone number and email request system. In addition, our users can request operator help during a conference directly from their computer or on their telephone. We also offer substantial self-serve information databases in the form of frequently asked questions, and user and quick reference guides hosted on our web site. As of March 1, 2006, we employed 27 full-time technical and customer support representatives to respond to customer requests for support.
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
          As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principal competitors include Centra Software, Cisco Systems, Citrix, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Genesys, Global Crossing, MCI, Premiere Global Services (formerly PTEK), and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall and Sprint’s conferencing division. In addition, large software companies, such as Microsoft, Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. Additionally, Cisco offers internal telecommunications hardware solutions that impact the audio conferencing market. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing products, services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline.
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
Intellectual Property
          The success of our business is substantially dependent on the proprietary systems that we have developed. Currently, we have five issued patents in the United States. These patents cover functionality related to our Web Conferencing Pro service. We also have fourteen pending patent applications in the United States covering aspects of our existing and next-generation services and infrastructure. We may file more patent applications in the future. There is no assurance that our current and future patent applications will result in any patents being issued. If they are issued, any patent claims allowed may not be sufficient to protect our technology. In addition, any current or future patents may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us. The failure of any patent to provide protection for our technology would make it easier for other companies or individuals to develop and market similar systems and services without infringing upon any of our intellectual property rights.

          In addition, we have been sued for patent infringement in the past, are currently litigating patent infringement lawsuits against Webex Communications, Inc., and may be subject to additional claims alleging patent and intellectual property infringement in the future. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims. From time to time, we have received notices alleging that we infringe issued third-party patents or other intellectual property rights. When this happens, we evaluate the allegations based on an investigation of the intellectual property asserted against our services. In addition, we evaluate our ability to allege counterclaims. We may also evaluate settlement opportunities, including licensing or cross-licensing arrangements that may include royalty provisions or distribution restrictions, neither of which may be advantageous for our business. In some cases, these matters result in litigation, which is expensive, time-consuming and could divert management’s attention and resources. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. Legal proceedings to defend and enforce our intellectual property rights are burdensome and expensive, and as a result, these proceedings have negatively affected, and are expected to continue to negatively affect, our financial results. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt or delay distribution of our services while we reengineer them or seek licenses for necessary intellectual property, which might not be available on commercially reasonable terms or at all.
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
Acquisition
          On September 27, 2005, we entered into a definitive agreement to acquire certain assets of BCE Conferencing, Inc. (BCE), a conferencing company primarily operating in the United States and on September 30, 2005 we completed the acquisition. At the time of the acquisition BCE was reselling our Reservationless Conferencing service and we had recorded approximately $1.3 million in revenue from BCE in the first nine months of 2005. The aggregate purchase consideration paid to BCE was $5.9 million which was allocated as follows: $1.1 million to accounts receivable, $2.7 million to goodwill and $2.1 million to amortizable intangible assets. The amortizable intangible assets are comprised of customer relationships which will be amortized on an accelerated method over five years and non-competition agreements which will be amortized using the straight-line method over 28 months. Effective October 1, 2005, the results of BCE’s operations were included in our financial statements.
Employees
          As of March 1, 2006, we employed 233 full-time people. The employees included 26 in general and administrative functions, 27 in customer service, 119 in sales and marketing and 61 in research and development. Our future success depends in part on our ability to attract, retain and motivate highly qualified personnel. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.
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

ITEM 1A.	RISK FACTORS
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
If the proposed acquisition of Raindance by West Corporation is not completed, our business could be materially and adversely affected and our stock price could decline.
     The proposed acquisition of Raindance by West Corporation is subject to customary closing conditions, including the adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock, customary regulatory approvals and other closing conditions. Therefore, the acquisition may not be completed or may not be completed in the expected time period. If our merger agreement with West is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the proposed merger will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed merger that will not be recovered if it is not completed. If the merger agreement is terminated, we may under certain circumstances be obligated to pay West a termination fee of $4,500,000 plus expenses of up to $700,000. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.
The fact that there is an acquisition of our company pending could have an adverse effect on our business, revenue and results of operations.
     While the proposed acquisition is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.
     In addition, while the merger proposal is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:
     • the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;
     • we have incurred and will continue to incur significant expenses related to the merger;
     • operational restrictions in the merger agreement that restrict in certain ways our ability to operate our business freely; and
     • we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

We have a history of losses and we may not maintain profitability.
          Our operating costs have exceeded our revenue in each full fiscal year since our inception in April 1997, except for the fiscal years 2003 and 2005. We have incurred cumulative net losses of approximately $167.7 million from our inception through December 31, 2005. Although we reported net income in all four quarters of 2005, there can be no assurance that we will maintain profitability in the future, particularly if existing or future competitors decrease our market share, if price pressure increases, if we are unable to retain our large customers or acquire new ones, if our next-generation services do not achieve widespread market acceptance, if such services reduce our revenue from our existing services, if our revenue from web-related services does not substantially increase, or if we are unable to increase our market share as the web conferencing market grows. In addition, a change in accounting rules related to stock compensation expense and an increase in intellectual property litigation costs are anticipated to significantly affect our financial results, particularly our net income, in the first quarter of 2006 and beyond. If we are not able to significantly increase revenue, we may not be able to maintain or increase our sales and marketing, research and development, or other operating expenses, and as a result, we may be unable to continue our operations as currently planned. Increasing our revenue may be difficult for us to do as a result of increased competition, price pressure and other risk factors described in this section.
We have a limited operating history, which makes it difficult to evaluate our business.
          We have a limited operating history and you should not rely on our recent results as an indication of our future performance. We were incorporated in April 1997 and first recorded revenue in January 1998. In January 2001, we restructured our company to focus solely on our conferencing services. In connection with this restructuring, we made significant changes to our services and growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. In addition, we have made significant organizational and operating changes since that time, such as changes in our marketing and sales management, as well as the recent organizational changes announced on January 3, 2006 which included the departure of our Executive Vice President of Sales and the naming of a new President and Chief Operating Officer. As a result, we have a limited relevant operating history and it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. As such, we may be required to restructure our company and operations again in the future. In addition, the rapidly changing nature of the web conferencing market makes it difficult or impossible for us to predict future results and you should not expect our future revenue growth to equal or exceed historical growth rates and in some periods our revenue has declined. In fact, our revenue in 2004 and 2005 has decreased from historical growth rates. There are a number of factors described in this section that could cause fluctuations in our operating results in any particular period. If any of these risks are not within our control or we are otherwise unable to address these risks in a cost-effective manner or at all, our operating results will be harmed.
We may fail to meet market expectations because of fluctuations or lack of growth in our quarterly operating results, which would cause our stock price to decline.
          Our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. In fact, our revenue decreased in the four sequential quarters of 2004 and the first three quarters of 2005. Year-over-year comparisons show revenue with declines or lack of significant growth. In addition, our quarterly operating results ranged between $1.8 million and $0.4 million net income in the four quarters ended December 31, 2005. Many of the factors that affect our quarterly operating results are beyond our control, such as increased competition, pricing pressure, our ability to retain customers and acquire new customers, market demand for our services and our ability to timely and successfully deliver new services to market.
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
          A high percentage of our revenue is attributable to repeat customer usage of our services. Our customers are not obligated to continue to use our services as we provide our services largely on a usage-based pricing model. We expect the trend away from subscription-based pricing to usage-based pricing to continue. For example, in the year ended December 31, 2005, 92.4% of our revenue was usage-based as compared to 91.1% in the year ended December 31, 2004. In addition, customers have no obligation to renew subscription contracts with us. As a result, our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, impact our ability to maintain profitability, and cause our stock price to decline. In addition, because many of our customers have no continuing obligations with us, we may face increased downward pricing pressure that has caused, and will continue to cause, a decrease in our gross margins. The reasons we have lost customers have included the failure of our services or systems to meet customers’ performance expectations or requirements, customers’ decision to purchase competitive products or services for reasons such as lower price, greater brand recognition and broader features and functionality, or the lack of significant efforts required to educate our customers about the benefits of our services.
A significant portion of our revenue is attributable to large customers that have no obligation to continue to use our services.
          We target our services to large companies and as a result, we may experience an increase in customer concentration. For example, our top five customers accounted for 19.9% of our revenue in the year ended December 31, 2005. The sixth through twenty-fifth largest customers represented 14.0% of our revenue in the year ended December 31, 2005. These large customers have no obligation to continue to use our services. If any of our large customers stop using our services or are unable to pay their debts as they become due, our operating results, including revenue and our ability to maintain profitability, will be harmed.
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
          The prices for our services are subject to rapid and frequent changes, particularly our Reservationless Conferencing service. For example, our average price per usage based minute for this service declined by 11.4% in the year ended December 31, 2005 from 2004. We expect this trend to continue into the foreseeable future. In many cases, competitors provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. In addition, telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours at substantially reduced prices. In addition, some telecommunications providers have implemented IP-based voice platforms to further decrease the cost of telephony services. Due to competitive factors and the rapidly changing marketplace, we have reduced our pricing in many circumstances and expect we will be required to further reduce our pricing in the future. Audio-only conferencing revenue constituted 83.6% of our revenue in the year ended December 31, 2005 and we expect that audio-only conferencing revenue will continue to constitute the vast majority of our revenue in the near term. As such, significant pricing pressure has negatively impacted, and will continue to negatively impact, our financial results.

The growth of our business substantially depends on our ability to successfully develop and introduce new services and features in a timely manner.
          Our growth depends on our ability to develop leading-edge web conferencing services and features. For example, we recently released our next-generation multi-media services, Raindance Meeting Edition and Raindance Seminar Edition, including enhancements thereto. Despite these releases, we need to continually release additional features, functionalities and services to remain competitive in the market. Many companies, including some of our competitors, are utilizing less costly resources in China and India to develop and enhance their products and services. As a result, our competitors are able to develop and introduce additional products, services and features more quickly and more cost-effectively than we can. If the services and features we develop fail to achieve widespread market acceptance or fail to generate significant revenue to offset operational costs, we may not be able to compete effectively, and as a result, our financial results may be harmed and we may not be able to maintain profitability. In addition, we have experienced development delays and cost overruns in our development efforts in the past and we may encounter these problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.
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
          Raindance Meeting Edition and Raindance Seminar Edition, our next-generation services, may negatively impact the revenue we receive for our existing services, particularly our Web Conferencing Pro services. While we intend to continue to sell our Web Conferencing Pro services, this service is losing market share due to the vast majority of our resources being expended on our next-generation services and this product becoming obsolete. In the event that our next-generation services do not generate significant revenue to offset any declining revenue from Web Conferencing Pro services, our financial performance could be negatively affected, particularly revenue, gross margins and our ability to maintain profitability. In addition, a new audio webcasting feature we released in connection with our next-generation services may offset revenue we receive for our Reservationless Conferencing service, which accounts for the vast majority of our revenues, and could negatively affect other financial results, such as our ability to maintain profitability.
Competition in the web conferencing services and software market is intense and we may be unable to compete successfully, particularly as a result of recent announcements from large software companies.
          The market for web conferencing services and software is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and competitors are investing significant resources to develop, market and sell competitive services. As a result, we have experienced in the past and may continue to experience further price reductions, reduced sales, revenue and margins, and reduced acceptance of our services. As an integrated provider of web and audio conferencing services, we compete with stand-alone providers of web conferencing and traditional teleconferencing services. In the web conferencing services market our principal competitors include Centra Software, Cisco Systems, Citrix, Genesys, IBM, Macromedia, Microsoft and WebEx. Our principal competitors in the teleconferencing market include AT&T, Genesys, Global Crossing, MCI, Premiere Global Services (formerly PTEK), and West Corporation. Some of our competitors have entered or expanded their positions in the conferencing market by acquiring competitors of ours. For example, Microsoft acquired Placeware, Cisco Systems acquired Latitude Communications, and West Corporation acquired Intercall and Sprint’s conferencing division. In addition, large software companies, such as Microsoft, Oracle, IBM, Citrix and Macromedia, are also providing web conferencing products in addition to their software offerings. Additionally, Cisco offers internal telecommunications hardware solutions that impact the audio conferencing market. These large companies have expended significantly greater resources developing, enhancing, marketing and selling conferencing products, services and/or software that directly compete with our offerings, and because these companies can leverage widespread use of their products and services by existing customers to capture market share in the conferencing market, our market share as well as our revenue may significantly decline.

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

Our business and operating results may suffer if we do not retain our existing distribution partners, if we fail to establish new distribution relationships or if our distribution partners do not successfully market and sell our services.
          For the year ended December 31, 2005, 21.7% of our revenue was attributable to our indirect service customers. These customers may not be obligated to distribute our services through their sales channels. In addition, these customers may not be obligated to continue to use our services or renew any subscription agreements with us. As a result, we cannot anticipate the amount of revenue we will derive from these relationships in the future. Our inability to retain these customers and sustain or increase their distribution of our services could result in significant reductions in our revenue or we may be required to reduce the price they pay for our services, and therefore, reduce our margins and negatively affect our ability to maintain profitability.
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
          Our success depends on our ability to attract and retain qualified management and personnel. We have made significant organizational and operating changes to our business, particularly our sales and marketing departments several times, including most recently on January 3, 2006 which included the departure of the Executive Vice President of Sales and the naming of a new President and Chief Operating Officer. These organizational changes may negatively impact our ability to attract and retain qualified management and personnel. If we are not successful in attracting or retaining these individuals, our business may be disrupted, management time and resources may be expended and, as a result, our financial results may be harmed. In addition, the proposed acquisition and the uncertainty as it relates to job security may also significantly impact our ability to attract and retain qualified key employees, which may harm our business.
          Historically, we have relied on stock options and our employee stock purchase plan as significant benefits to existing and new employees. Because of changes in accounting regulations that took effect beginning January 1, 2006, we have reduced our reliance on stock options and the stock purchase plan as a compensation and benefit tool for employees, which could make it even more difficult for us to attract and retain qualified employees.
We have been sued for breach of contract and unjust enrichment and may be subject to additional litigation.
          On May 17, 2004, a complaint was filed against us by iTalk, LLC in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date to June 5, 2006. On December 1, 2005, iTalk and the additional plaintiff filed a motion for leave to file a second amended complaint to assert new theories for recovering under the pre-existing claims for breach of contract and unjust enrichment. The Company filed an opposition to such motion on December 16, 2005. The Court granted plaintiff’s motion on January 30, 2006. While Raindance disputes plaintiff’s claims and intends to defend against them vigorously litigation is inherently unpredictable and there can be no assurance that we will prevail. In addition, we may be subject to other litigation, including from employees or former employees. In addition, if we hire employees from our competitors, these competitors may claim that we have violated agreements with their former employees or otherwise violated the law. Litigation could require us to spend significant amounts of time and money to defend ourselves regardless of merit. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions and divert management attention and resources.
We have been sued for patent infringement by a significant competitor and may be subject to additional claims alleging patent and intellectual property infringement in the future.
          On September 27, 2005, a complaint was filed against us by Webex Communications, Inc. in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. Raindance disputes plaintiff’s claims and intends to defend against them vigorously. On October 14, 2005 Raindance filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief. Litigation is inherently unpredictable and there can be no assurance that we will prevail. We have been sued for patent infringement in the past and may be subject to additional claims alleging patent and intellectual property infringement in the future. As the number of competitors in our market grows, there is an increased risk that the proprietary systems and software upon which our services rely may be increasingly subject to third-party infringement claims. In addition, there are an increasing number of companies with no products or services that have purchased patents for the explicit purpose of enforcing them against companies and demanding license payments and royalties with the threat of litigation. Our services may infringe issued third-party patents or other intellectual property rights. There may also be pending patent applications related to our services that we are unaware of since these applications are not made public until issued. From time to time, we have received notices alleging that we infringe issued third-party patents or other intellectual property rights and we may continue to receive such notices. When this happens, we evaluate the allegations based on an investigation of the intellectual property asserted against our services. In addition, we evaluate our ability to allege counterclaims. We may also evaluate settlement opportunities, including licensing or cross-licensing arrangements that may include royalty provisions or distribution restrictions, neither of which may be advantageous for our business. In some cases, these matters, like the Webex matter, result in litigation, which is expensive, time-consuming and could divert management’s attention and resources. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves, regardless of their merit. Legal proceedings to defend our intellectual property rights are burdensome and expensive, and as a result, these proceedings have negatively affected, and are expected to continue to negatively affect, our financial results. In addition, if any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt or delay distribution of our services while we reengineer them or seek licenses to necessary intellectual property, which might not be available on commercially reasonable terms or at all.
Our patents may not be sufficient to protect our technology, our competitors may be able to create systems with similar functionality to ours and third parties may obtain unauthorized use of our intellectual property.
          The success of our business is substantially dependent on the proprietary systems that we have developed. We own five patents issued in the United States relating to features of our web conferencing services. Other than these issued patents, our proprietary systems are not currently protected by any patents and our current patent claims may not be sufficient to protect our technology. On October 14, 2005 Raindance filed a complaint against Webex Communications, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief. Litigation is inherently unpredictable and there can be no assurance that we will prevail. Legal proceedings to enforce our intellectual property rights are burdensome and expensive, and as a result, these proceedings have negatively affected, and are expected to continue to negatively affect, our financial results. Additionally, when asserted in litigation, our patents may be challenged, invalidated or circumvented. In any litigation the outcome is uncertain.
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
          We purchase substantially all of our conferencing bridges from a single supplier, Voyant Technologies, which was acquired by Polycom, Inc. Any extended reduction, interruption or discontinuation in the supply of these bridges would cause significant delays and increased costs in providing services to our existing and prospective customers. These bridges form the basis of our audio conferencing infrastructure, upon which the majority of our services rely. In order to continue to expand our infrastructure capacity, we must purchase additional components from this supplier. We typically operate at 50% to 70% of capacity. If we are required to find alternative sources for conferencing bridges, we may experience difficulty in integrating them into our infrastructure and we could be required to expend significant money and resources, which may harm our operating results.
Due to increased price compression in the conferencing industry, we have altered the architecture of our audio conferencing network.
          In the past, we have architected our audio conferencing network with conferencing bridges and telephony services to automatically route calls into conferences. While more reliable, the cost of this routed architectural approach is more expensive than a non-routed architecture. For example, the cost of purchasing routed telephony services is more expensive than it would be to purchase non-routed telephony services. In addition, our costs of purchasing routed telephony services have not decreased at the same rate as our prices have for Reservationless Conferencing. In order to reduce costs, we altered the majority of our architecture of our audio conferencing network to a non-routed network in order to take advantage of lower priced telephony services. This is expensive as we have spent $3.1 million in 2005 to purchase non-routed conferencing bridges which has impacted our financial performance by increasing our depreciation expense.
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
          We maintain our primary data facility and hosting servers at our headquarters in Louisville, Colorado, and two secondary data facilities in the Denver, Colorado metropolitan area. Our operations depend on our ability to protect these facilities and our systems against damage or interruption from fire, power loss, water, telecommunications failure, vandalism, sabotage, terrorist attacks and similar unexpected events. In addition, a sudden and significant increase in traffic on our systems or infrastructure could strain the capacity of the software, hardware and systems that we use. This could lead to slower response times or system failures. The occurrence of any of the foregoing risks could cause service interruptions and, as a result, materially harm our reputation and negatively affect our revenue and our ability to maintain profitability.
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
          The amount of conferencing events we host has increased significantly. We must continually increase our capacity consistent with our growth in usage. We generally utilize between 50% and 70% of our capacity based on average usage. To accommodate increased customer usage and rapidly expand our operations requires a significant increase in the capacity of our infrastructure. To increase capacity, we may need to order equipment with substantial development and manufacturing lead times, which can sometimes be several months or longer. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems, such as busy signals, improperly routed conferences, and interruptions in service. Service problems such as these would harm our reputation, cause us to lose customers and decrease our revenue, and therefore harm our ability to maintain profitability. Conversely, if we overestimate our capacity needs, we will pay for more capacity than we actually use, resulting in increased costs without a corresponding increase in revenue, which would harm our operating results, particularly as usage is increasing at a greater rate than revenue due to pricing pressure.

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
We may be subject to assessment of state sales, federal excise and other taxes for the sale of our services, license of technology or provision of services, which we have not collected from our customers.
          We may have to pay past state sales, federal excise or other taxes that we have not collected from our customers. For example, we recently were audited by the Commonwealth of Massachusetts, Department of Revenue who claims that our Reservationless Conferencing service is subject to sales tax in the Commonwealth of Massachusetts. We have formally protested this assessment. Because we do not currently collect sales or other taxes on the sale of our services, our estimated liability in the state of Massachusetts is $0.2 million, which we have accrued, and could increase based on the position taken by Massachusetts. Additionally, more states may claim that we are subject to an assessment of sales or other taxes, in which case our total liability may increase. Our business would be harmed if one or more states were to require us to pay sales or other taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales or other taxes for past sales and may have to pay such taxes out of our own funds. In addition, we have not accrued for such past liabilities, such as state sales tax and federal excise tax in our financial statements, and if required to pay such liabilities, our financial performance would be harmed.

Our current stock compensation expense negatively impacts our earnings, and when we are required to report the fair value of employee stock options as an expense in conjunction with Financial Accounting Standards Board 123R – Share-based Payment, our earnings will be adversely affected, which may cause our stock price to decline.
          Under our current accounting practice, stock compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As of December 31, 2005 we had approximately $1.0 million in deferred equity-based compensation expense. Effective January 1, 2006, we have been required to record compensation expense in the financial statements that we have not recorded in the past and is not reflected in our financial statements filed with this report, for stock issued to employees based on the grant-date fair value of the equity issued. In December 2005, our Board of Directors took action to accelerate out of the money options and modify our employee stock purchase plan to comply with SFAS 123(R) to eliminate a portion of future compensation expenses. Notwithstanding these changes, the adoption of SFAS 123(R)’s fair value method will impact our results of operations starting with the first quarter of 2006 and as such, our ability to maintain profitability may be negatively impacted.
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
          As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot assure that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, fines, or other sanctions or litigation and as such, our ability to maintain profitability may be negatively impacted.
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
          The stock market in general and the stock price of our company in particular, have experienced extreme price and volume fluctuations. For example, between January 1, 2002 and December 31, 2005 our stock has traded as high as $6.30 and as low as $1.20 on the NASDAQ National Market. The volatility of our stock price can be due to factors such as, fluctuating operating results, significant purchases and sales of our stock, announcements by us or our competitors, changes in security analysts’ estimates of our performance, or our failure to meet analysts’ expectations. Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance. Many companies that have experienced volatility in their stock prices have been targets for securities class action litigation. If we were subject to any such litigation, we could be required to expend substantial costs and resources which could harm our business. Additionally, one of the factors that we consider in determining a potential impairment of our goodwill is our stock market capitalization. If our stock price declines and remains depressed for an extended period of time, our reported goodwill could be materially adversely impaired which would require us to write down our goodwill, and this charge may cause our stock price to decline further.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive office is located in Louisville, Colorado where we lease two facilities, which combined, approximate 43,500 square feet. One of the buildings, representing approximately 36,500 square feet, is partially owned by Paul Berberian, our former chairman of the board and former chief executive officer and president. This lease commenced in October 1999 and has a term of ten years. Pursuant to this lease, we pay rent of $61,883 per month subject to an annual adjustment for inflation based on the consumer price index. We also pay the operating expenses related to this building, which are currently $18,253 per month and vary on an annual basis. In connection with the acquisition of Interact Conferencing, LLC, we also assumed a facility lease obligation associated with a building that is partially owned by the former president and chief executive officer of InterAct Conferencing who became an officer of the Company upon the completion of the acquisition in 2002 and whose employment with us terminated in June 2004. This facility is located in Roswell, Georgia and approximates 12,000 square feet. The lease obligation commenced in May 2002 and has a term of five years. Pursuant to this lease we pay rent of $12,250 per month and also pay operating expenses of approximately $2,750 per month, which vary on an annual basis. Based on an independent review of both of these properties and the related lease terms, we believe our lease obligations are fair and reasonable. The Company leases office space for current satellite sales offices in five states that are executive office space arrangements all of which have a lease commitment of one year or less. At December 31, 2005, the Company leased and occupied two offices in Colorado, one in California and one in Georgia that had long-term lease commitments in excess of one year. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
     On May 17, 2004, a complaint was filed against us by iTalk, LLC (“iTalk”) in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied our motion to dismiss. On October 4, 2004, we answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. On September 2, 2005 iTalk amended its complaint. As a result, the trial that was originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. On December 1, 2005, iTalk and the additional plaintiff filed a motion for leave to file a second amended complaint to assert new theories for recovering under the pre-existing claims for breach of contract and unjust enrichment. We filed an opposition to such motion on December 16, 2005. The Court granted plaintiff’s motion on January 30, 2006. We dispute plaintiffs’ claims and intend to defend against them vigorously.
     On September 27, 2005, Webex Communications, Inc. (“Webex”) filed a complaint against us in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. We dispute plaintiff’s claims and intend to defend against them vigorously.
     On October 14, 2005 we filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information and Holders
     Our common stock commenced trading under the trading symbol RNDC on The Nasdaq National Market on May 17, 2001. Prior to that, our common stock traded on The Nasdaq National Market under the trading symbol EVOK, which commenced with our listing on July 25, 2000. The price for our common stock as of the close of business on March 1, 2006 was $2.65 per share. As of March 1, 2006, we had approximately 212 stockholders of record.
     The following table sets forth the high and low sales prices per share of our common stock as of the market close for the periods indicated:

	High	Low
2005:
First Quarter	$2.63	$2.18
Second Quarter	$2.46	$2.03
Third Quarter	$2.37	$2.09
Fourth Quarter	$2.32	$1.96
2004:
First Quarter	$3.51	$2.51
Second Quarter	$2.84	$1.92
Third Quarter	$2.01	$1.27
Fourth Quarter	$2.40	$1.49
     Dividends
     We have never paid any cash dividends on our common stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In April 2004, we entered into a loan and security agreement with a bank, pursuant to which we are prohibited from paying any dividends without the bank’s prior written consent.
     Securities Authorized for Issuance Under Equity Compensation Plans
     The information required by this Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 in connection with an Annual Meeting of Stockholders, if held, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006 only if the pending merger with West Corporation is not completed.
     Recent Sales of Unregistered Securities
     We did not sell any equity securities during the year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended.
     Stock Repurchase Program and Issuer Purchases of Equity Securities
     On August 31, 2004 our board of directors approved the repurchase of up to $5.0 million of our common stock over twelve months, unless modified by our board. On July 20, 2005 our board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. We repurchased 1,409,600 shares of our common stock during the quarter ended December 31, 2005 at a total cost of approximately $2.9 million and at a weighted average cost of $2.03 per share pursuant to a 10b5-1 plan. As of December 31, 2005, the remaining authorized dollar amount remaining pursuant to our purchase plan was $2.1 million. The Company’s 10b5-1 plan was terminated on February 7, 2006. The following table summarizes our repurchases of shares of our common stock during the fourth quarter of fiscal 2005:

			Total Number	Maximum
			Of Shares	Amount of
			Purchased as Part	Dollars that May
	Total number	Average	Of a Publicly	Yet be
	Of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share (1)	Repurchase Plan	The Plan

October 3, 2005 – October 31, 2005	15,000	$2.02	15,000	$4,970,000
November 1, 2005 – November 30, 2005	721,400	$2.03	721,400	$3,505,000
December 1, 2005 – December 30, 2005	673,200	$2.02	673,200	$2,140,000
Total	1,409,600	$2.03	1,409,600	$2,140,000
     On December 30, 2005 we also purchased 2,989 shares at $2.04 per share in a plan that was not part of a publicly announced plan for the payment of tax liabilities pursuant to the partial vesting of stock bonus awards issued to executive officers and key employees under our 2000 Equity Incentive Plan. The tax liabilities were paid in January 2006.

(1) – includes commissions of $0.03 per share.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial data should be read in conjunction with our financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statement of operations data for each of the years in the three year period ended December 31, 2005, and the balance sheet data at December 31, 2005 and 2004 are derived from our financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm, and are included elsewhere in this filing. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from our audited financial statements, which have been audited by KPMG LLP, and are not included in this filing. We acquired substantially all of the assets of InterAct Conferencing, LLC in April 2002 in a transaction accounted for as a purchase. The statement of operations data for each of the four years ended December 31, 2005 and the balance sheet data as of December 31, 2005, 2004, 2003 and 2002 include the results of operations of InterAct subsequent to April 30, 2002 and the financial position of InterAct as of such date, respectively. We acquired certain assets of BCE Conferencing, Inc. on September 30, 2005 in a transaction accounted for as a purchase. The statement of operations data for the year ended December 31, 2005 and the balance sheet data as of December 31, 2005 include the results of operations of BCE subsequent to September 30, 2005 and the financial position of BCE as of such date, respectively. Historical results are not indicative of the results to be expected in the future.
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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data and percentages)
Statement of Operations Data:
Revenue (1)	$74,518	$75,269	$70,611	$60,651	$39,410
Cost of Revenue (1) (3)	$31,658	$34,031	$28,608	$26,832	$22,685
Gross profit (1) (3)	$42,860	$41,238	$42,003	$33,819	$16,725
Gross profit %	57.5%	54.8%	59.5%	55.8%	42.4%
Operating expenses (2) (3)	$40,002	$44,757	$38,486	$37,175	$68,847
Operating expenses as a % of revenue	53.7%	59.5%	54.5%	61.3%	174.7%
Income (loss) from operations	$2,858	$(3,519)	$3,517	$(3,356)	$(52,122)
Net income (loss)	$4,022	$(3,325)	$3,547	$(3,354)	$(52,723)
Net income (loss) per share:
Basic	$0.07	$(0.06)	$0.07	$(0.07)	$(1.12)

Diluted	$0.07	$(0.06)	$0.06	$(0.07)	$(1.12)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,115	$10,458	$39,607	$31,699	$34,222
Short-term investments	$32,981	$32,935	—	—	—
Working capital	$45,830	$44,246	$37,179	$31,622	$31,567
Total assets	$122,042	$118,725	$122,557	$113,005	$110,252
Cash dividends declared	—	—	—	—	—
Long-term debt, less current portion	—	—	$1,227	$2,026	$3,064
Restructuring reserve, less current portion	—	—	$187	$518	$914
Total stockholders’ equity	$112,003	$108,006	$107,922	$100,323	$94,768

(1)	– Revenue for 2003 includes $4.0 million related to a software sale that had no associated cost of revenue.

(2)	– 2001 operating expenses include $26.5 million in goodwill amortization.

(3)	– Prior years’ cost of revenue and operating expenses have been changed from previous filings to reclassify stock-based compensation from its own line in the statement of operations to the respective cost of revenue or operating expense line.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Annual Report on Form 10-K contains forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import and statements regarding our strategy, financial performance, and our operations that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in part I, item 1A entitled “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. You should read this analysis in conjunction with our financial statements and related notes that begin on page F-1.
Overview
     On February 6, 2006, we entered into a definitive merger agreement with West Corporation (NASDAQ: WSTC) whereby West intends to purchase all of our outstanding shares of common stock for $2.70 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, the approval of our shareholders and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met we expect the acquisition to close no later than the end of the second quarter of 2006. There can be no assurance that the merger will be consummated in a timely manner, if at all. All forward-looking statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on a 12-month operational period without consideration given to the pending transaction.
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements and related notes that begin on page F-1, you will read about significant events and trends that materially impact earnings, revenue and other metrics of financial performance. Significant events and trends discussed in this Management’s Discussion and Analysis include pricing pressure that has negatively impacted, and is expected to continue to negatively impact, revenue, gross margins and our ability to maintain profitability and our acquisition of BCE Conferencing, Inc. on September 30, 2005. We also discuss a fourth quarter increase in general and administrative expenses as a result of intellectual property litigation costs and an increase in amortization expense as a result of the BCE Conferencing acquisition and changes to accounting rules related to stock-based compensation expense that will negatively affect our financial results beginning in the first quarter of 2006. Changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization have positively affected gross profit during 2005; however, the process of altering our telephony network strategy required the purchase of new larger bridging equipment that has had the effect of increasing our cost of revenue depreciation expense and capital expenditures, while enabling us to take advantage of lower telephony costs from our suppliers. These significant events and trends have materially impacted, or are expected to materially impact, our business, operations and financial results. Some of these events result from unique facts and circumstances or one-time events that may not recur. While these items are important to understand and evaluate financial results, other transactions, events or trends discussed later in this Management’s Discussion and Analysis and in part I, item 1A entitled “Risk Factors” may also materially impact our business operations and financial results. A complete understanding of these transactions, as well as the other events and trends explained throughout this report, is necessary to evaluate our financial condition, changes in financial condition and results of operations.
     As of December 31, 2005, we had an accumulated deficit of $167.7 million. Our quarterly and yearly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. For example, our net income was $0.4 million and our net loss was $0.4 million for the quarters ended December 31, 2005 and 2004, respectively; and our net income was $4.0 million and our net loss was $3.3 million for the years ended December 31, 2005 and 2004, respectively. Whereas we reported net loss throughout the year ended December 31, 2004, we incurred net income in each quarter of 2005. However, there can be no assurance that we will maintain net income in the future. Our stock-based compensation expense will increase beginning in the first quarter of 2006 due to a change in accounting rules that will require us to record compensation expense for employee stock options in the financial statements.
     No single customer accounted for greater than 10% of total 2005 revenue. Our five largest customers represented $14.8 million or 19.9% of our total 2005 revenue and $17.5 million or 23.3% of our total 2004 revenue.

Our ten largest customers represented $18.9 million or 25.4% of our total 2005 revenue and $22.1 million or 29.3% of our total 2004 revenue. This indicates a diminishing financial concentration in our five and ten largest customers; however, a loss of any one of these customers would still negatively impact our financial results.
     While our business model is largely usage-based, which generally means that our customers only pay for the services they use, our non-usage revenue, such as from subscriptions and software licenses, may fluctuate based on the timing of new subscription agreements, the expiration and renewal of existing agreements and the timing of and revenue recognition associated with software licenses. This fluctuation can significantly impact our financial results, particularly revenue, gross margins and net income or loss because these subscriptions and software licenses have virtually no variable cost of revenue expense. In the quarter ended December 31, 2005, 7.8% of our revenue was non-usage based as compared to 9.7% in the quarter ended December 31, 2004. In the year ended December 31, 2005, 7.7% of our revenue was non-usage based as compared to 8.9% in the year ended December 31, 2004. We expect our non-usage based revenue to approximate 6% to 10% of our total revenue in the first quarter of 2006.
     Raindance Meeting Edition revenue growth has been slower than anticipated. We believe this is due in large part to the small workgroup collaboration services sector being in the early adoption phase. However, we continue to add new customers and revenue from this product is increasing quarter over quarter. Raindance Seminar Edition was released in June 2005 Currently, it is difficult to predict with any certainty the impact the additional features now incorporated into Raindance Meeting Edition and the release of Raindance Seminar Edition will have on our business, operations and financial results, the market in general, or our existing customer base including those that currently utilize Web Conferencing Pro.
     Our gross profit is higher on our web-based services, namely Web Conferencing Pro, Raindance Meeting Edition and Raindance Seminar Edition, and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using our services. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $12.2 million for the year ended December 31, 2005 as compared to $12.7 million in 2004. Our gross profit margins are typically higher on multi-media events, due to lower variable costs, as compared to audio-only events. Therefore, an increase in multi-media revenue will positively impact our gross profit margins. We expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.
     On September 27, 2005, we entered into a definitive agreement to acquire certain assets of BCE Conferencing, Inc. (BCE), a conferencing company primarily operating in the United States and on September 30, 2005 we completed the acquisition. At the time of the acquisition BCE was reselling our Reservationless Conferencing service and we had recorded approximately $1.3 million in revenue from BCE in the first nine months of 2005. The aggregate purchase consideration paid to BCE was $5.9 million which was allocated as follows: $1.1 million to accounts receivable, $2.7 million to goodwill and $2.1 million to amortizable intangible assets. The amortizable intangible assets are comprised of customer relationships, which will be amortized on an accelerated basis over five years and non-compete agreements, which will be amortized using the straight-line method over 28 months. Effective October 1, 2005 the results of BCE’s operations were included in our financial statements and we believe that this acquisition will positively impact revenue and earnings in future quarters because the assets acquired are revenue generating and are expected to be immediately accretive to earnings, partially offset by the effect of intangible asset amortization.
Statement of Operations Overview
     The following describes how we recognize revenue for the services we currently offer:
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
     Our cost of revenue consists primarily of telecommunication expenses, depreciation of network and data center equipment, amortization of certain software including internally developed software, fees paid to network providers for bandwidth, equipment maintenance contract expenses, compensation and benefits for operations personnel and allocated overhead. Our telecommunication expenses are variable and directly correlate to the use of our services and primarily are incurred when our customers use our Reservationless Conferencing service. A change in our mix of audio-only and web-based services revenue will affect our gross profit, as our cost of revenue is typically higher on our audio-only service and we have experienced price compression for this service. Our depreciation, bandwidth expenses, equipment maintenance expenses and compensation expenses generally increase as we increase our capacity and build our infrastructure. As a result of implementing a new telephony network strategy our capital expenditures in the fourth quarter of 2005 were significantly higher than the previous three quarters of 2005. We expect that our capital expenditures in 2006 will be less than those incurred in 2005. We expect that our cost of revenue in 2006 will decrease primarily as a result of reduced telephony rates but do not expect cost of revenue as a percentage of revenue to change materially. We expect that our current capacity and infrastructure, coupled with the capital expenditures we have made and we expect to make, will accommodate our needs through the end of 2006.
     We incur sales and marketing expenses that consist primarily of the salaries, commissions and benefits for our sales and marketing personnel, remote sales offices expenses, product and market research, sales lead generation and allocated overhead. Because sales headcount increased to start the fourth quarter primarily due to the BCE acquisition, we currently expect sales and marketing expenses to increase in 2006 both in absolute dollars and as a percentage of revenue as we expand the size of our sales force and maintain our marketing initiatives in the upcoming year to support Raindance Meeting Edition and Raindance Seminar Edition.
     We incur research and development expenses that consist primarily of salaries and benefits for research and development personnel, equipment maintenance contract expenses and allocated overhead. We expense research and development costs as they are incurred, except for certain capitalized costs associated with internally developed software. We capitalized $0.3 million of internally developed software in both 2005 and 2004, and expect to continue to capitalize costs associated with internally developed software in 2006. We currently expect to continue to make investments in research and development and anticipate that these expenditures will remain relatively flat in absolute dollars and as a percentage of revenue in 2006.

     We incur general and administrative expenses that consist primarily of expenses related to finance, human resources, administrative and general management activities, including legal, accounting and other professional fees, including those incurred in connection with Sarbanes-Oxley regulation compliance. We currently expect general and administrative expenses to increase in terms of absolute dollars and as a percentage of revenue in the first half of 2006, primarily as a result of intellectual property litigation costs and the amortization of acquired intangible assets.
     We have used stock-based compensation for employees, consultants and members of our board of directors to attract and retain business and technical personnel. Stock-based compensation expense is based on the excess of the fair value of our common stock on the date of grant over the option exercise price and the intrinsic value of restricted stock measured as of the date of grant.
     On December 14, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee, our Board of Directors approved the full acceleration of the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.05 per share, the then-current fair market value of our common stock, previously awarded to our employees and other eligible participants, including our executive officers, but excluding current members of our Board of Directors who are not executive officers, under the Company’s 2000 Equity Incentive Plan. The acceleration of vesting was applicable for stock options outstanding as of December 13, 2005. The weighted average exercise price of the options subject to the acceleration was $2.95.
     The Board also required that as a condition to the acceleration, each executive officer who is deemed a “Section 16 Officer” for reporting purposes, agrees to refrain from selling Common Shares acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes), until the earlier of the Section 16 Officer’s termination of services with us or the date on which such accelerated option would have vested in full under the original terms governing such options, including the stock option grant notice and resolutions adopted by the Board relevant thereto, by entering into a Lock-Up Agreement between each Section 16 Officer and the Company.
     The purpose of the acceleration was primarily to minimize certain future compensation expense that would otherwise be recognized in our statements of operations with respect to these options pursuant to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment”. The pre-tax charge estimated by us to be avoided as a result of the acceleration amounts to approximately $4.7 million over the course of the original vesting periods (of which approximately $3.3 million is attributable to options held by Section 16 executive officers). The avoided estimated pre-tax charge over the next three years is expected to be approximately $2.4 million in 2006, approximately $2.0 million in 2007 and approximately $0.3 million in 2008. In making the decision to accelerate these options, the Board considered a number of factors, including the interests of our shareholders in eliminating the amortization of compensation expense represented by unvested options, the accounting impact of vesting acceleration, the potential impact on employee morale and the potential benefit to our market value.
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
     The calculation of adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$4,022	$(3,325)	$3,547
Add: depreciation, amortization and other income (expense), net	7,424	11,001	10,265
Add: provision for income taxes	100	—	—
Add: stock-based compensation expense	776	2,211	2,814

Adjusted EBITDA	$12,322	$9,887	$16,626

     We reported net income in all four quarters of 2005 and 2003 and recorded net losses for all four quarters of 2004. In the current year, our general and administrative expenditures increased from 2004, whereas, year over year, cost of revenue, research and development, and sales and marketing expenditures have all decreased by a larger margin than the decrease in revenue. For the year ended December 31, 2005, as compared with the year ended December 31, 2004, our net income increased by $7.3 million, resulting in $4.0 million in net income for the current year. For the year ended December 31, 2005, as compared with the year ended December 31, 2004, adjusted EBITDA increased by $2.4 million. The trend depicted by this calculation indicates that although general and administrative costs increased primarily on account of increased intellectual property legal defense costs, as well as amortization costs in connection with our acquisition of BCE on September 30, 2005, we decreased overall operating costs in the current year, with the biggest decrease occurring in sales and marketing expenses. Cost of revenue decreased due to slightly lower revenue coupled with reduced depreciation expense due to assets specifically allocated to cost of revenue becoming fully depreciated and reduced telephony rates. Our gross profit percentage increased for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of the decrease in cost of revenue expenses mentioned above partially offset by continued pricing compression for our services. Research and development expenses decreased in connection with our reduction in the use of outside contractors once Raindance Seminar Edition was released in June 2005. Sales and marketing expenses decreased as we deferred a portion of our planned sales and marketing expenditures. In addition, we have experienced significant decreases in depreciation expense and interest expense and significant increases in interest income, which further reduces the variance between net income and adjusted EBITDA. The trend from 2003 to 2004 depicted by the calculation indicates that we increased operating costs primarily in sales and marketing and research and development expenses for a new product launch and on-going product development with the majority of these expenditures contributing to the net loss in 2004 and corresponding decrease in adjusted EBITDA. The trend from 2004 to 2005 depicts relatively flat revenue with reduced operating costs across all areas with the exception of general and administrative expenses which result in net income in 2005 and a reduced variance between net income and adjusted EBITDA as compared to prior years due to reductions in depreciation expense, interest expense and stock-based compensation and a significant increase in interest income.
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
     The funds depicted by adjusted EBITDA were not available for our discretionary use due to debt service and debt maturities, all of which were satisfied in 2004, and other commitments including debt covenants that we have made. Cash flow calculated in accordance with GAAP is as follows: net cash provided by operations was $13.0 million, $7.4 million and $18.2 million for the years ended December 31, 2005, 2004 and 2003, respectively; net cash used by investing activities was $11.5 million, $35.2 million and $10.3 million for the years ended December 31, 2005, 2004 and 2003, respectively; net cash used by financing activities was $0.8 million for the year ended December 31, 2005 and $1.3 million for the year ended December 31, 2004, whereas net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003.

Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     As depicted in the table, the analysis of cost of revenue, sales and marketing, research and development, and general and administrative expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 excludes the effect of stock-based compensation, which is described separately below.

	Results of Operations, year ended December 31, 2005 compared to year ended December 31, 2004
	2005, as	Stock-based	2005 adjusted for	2004, as	Stock-based	2004 adjusted for
	reported	Compensation	MD&A analysis	reported	Compensation	MD&A analysis
	(in thousands)
Cost of revenue	$31,658	$—	$31,658	$34,031	$(2)	$34,029
Sales and marketing	20,145	(66)	20,079	24,076	(32)	24,044
Research and development	10,386	(199)	10,187	10,617	(151)	10,466
General and administrative	9,471	(511)	8,960	10,064	(2,026)	8,038
Stock-based compensation expense	—	776	776	—	2,211	2,211

Total expenses	$71,660	$—	$71,660	$78,788	$—	$78,788

     Revenue. Total revenue decreased by $0.8 million to $74.5 million for the year ended December 31, 2005 from $75.3 million for the year ended December 31, 2004. The decrease was primarily due to pricing pressure we are experiencing for some of our services, particularly our Reservationless Conferencing Service. The decrease in revenue attributable to pricing pressure was partially offset by the addition of new customers and an increase in usage from our existing customers. Total minutes attributable to our usage-based services were 859.9 million and 759.5 million for the year ended December 31, 2005 and 2004, respectively, which represents a 13.2% increase in minutes year over year. Usage-based revenue increased slightly by 0.4% in 2005 from 2004, which indicates that our average price per usage based minute declined by approximately 11.4% or .0103 cents per minute year over year. We expect this trend to continue in the foreseeable future.
     Cost of Revenue. Cost of revenue decreased $2.3 million to $31.7 million for the year ended December 31, 2005 from $34.0 million for the year ended December 31, 2004. Telecommunications costs decreased $2.0 million for the year ended December 31, 2005 over the year ended December 31, 2004 due to lower telephony rates and an overall improvement in the utilization of our infrastructure, partially offset by an increase in minutes from our Reservationless Conferencing service. Total depreciation expense decreased $1.5 million for the year ended December 31, 2005 due to specific assets allocated to cost of revenue becoming fully depreciated. Expenses associated with our Operator Assisted Conferencing service increased $0.8 million in the current year, which is consistent with growth in revenue from this service. Outside services and other reseller costs increased slightly year over year. The primary drivers that affect our gross profit are changes in our telephony and fixed internet costs and a general improvement in our infrastructure utilization, all of which are or may be partially offset by pricing pressure we are experiencing on the sale of our Reservationless Conferencing service. In addition, our gross profit is higher on our web-based services, namely Web Conferencing Pro and Raindance Seminar and Meeting Edition and to the extent we are successful in selling more web-based services, we would expect our overall gross profit to increase. We define multi-media revenue as revenue generated from a collaboration event where more than one media type is used, such as an event that combines audio and web conferencing or an event that combines audio, web and video conferencing using Raindance Seminar or Meeting Edition. Multi-media revenue excludes all service revenue attributable to audio-only conferencing. Multi-media revenue was $12.2 million in 2005 compared to $12.7 million in 2004. Our gross profit margins are typically higher on multi-media events, due to the web integration, as compared to audio-only events. We expect our multi-media revenue to grow as a percentage of revenue in the upcoming year.
     Sales and Marketing. Sales and marketing expense decreased $3.9 million to $20.1 million for the year ended December 31, 2005 from $24.0 million for the year ended December 31, 2004. Personnel and payroll related expenses decreased $0.6 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to decreased headcount in 2005 as compared to 2004. Depreciation expense decreased $0.9 million for the year ended December 31, 2005 as compared with the year ended December 31, 2004 primarily due to fixed assets not specifically allocated to cost of revenue becoming fully depreciated resulting in a decrease in allocated depreciation as a result of a decrease in headcount. Expenses related to promotion and website costs each decreased $0.1 million, advertising, PR and market research, and sales tools each decreased $0.2 million and lead generation decreased $0.6 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to an overall decrease in sales and marketing initiatives. Additionally, trade show expenses, printing costs, meetings and conferences and gifts have each decreased $0.1 million year over year due to an overall decrease in marketing and sales initiatives. Outside service expense decreased $1.7 million in the current year over the previous year due to consulting services utilized in connection with the sales organization restructuring that occurred last year and expenses incurred related to the release of Raindance Meeting Edition which also occurred last year. Offsetting these decreases, Bad debt expense increased $0.2 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of an increase in bad debts as a percentage of revenue over the prior year. Commissions expense increased $0.9 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 in connection with a change in the design and structure of the commission plans effective at the beginning of the year and then revised again mid-year.
     Research and Development. Research and development expense decreased $0.3 million to $10.2 million for the year ended December 31, 2005 from $10.5 million for the year ended December 31, 2004. Personnel and payroll related expenses increased $0.5 million for the year ended December 31, 2005 over the year ended December 31, 2004 due to increased headcount. Conversely, outside services decreased $0.8 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 in connection with our gradual reduction in the use of outside contractors as a result of the June 2005 product releases related to Raindance Meeting Edition and Raindance Seminar Edition. Depreciation expense also decreased $0.2 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to older assets becoming fully depreciated, partially offset by an increase in allocated depreciation as a result of an increase in headcount. There were slight increases in other expenses, less than $0.1 million each, including office rents and employee related insurance.
     General and Administrative. General and administrative expense increased $1.0 million to $9.0 million for the year ended December 31, 2005 as compared to $8.0 million for the year ended December 31, 2004. Legal expenses increased $1.1 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to intellectual property litigation costs incurred in the current year. Personnel and payroll related expenses including bonuses increased $0.1 million for the year ended December 31, 2005 over the year ended December 31, 2004 due to increased headcount. Amortization expense increased $0.2 million for the year ended December 31, 2005 primarily due to the acquisition of BCE. We expect this amortization expense to increase in 2006. In addition, we accrued $0.2 million in the year ended December 31, 2005 in connection with a pending and disputed state sales tax assessment by the Department of Revenue of the Commonwealth of Massachusetts. Conversely, outside services expense decreased $0.5 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of consultants we engaged in the prior year to assist us with certain strategic initiatives. Additionally, costs associated with consultants engaged to assist us with our Sarbanes-Oxley requirements decreased in the year ended December 31, 2005 as compared to the year ended December 31, 2004. Additionally, insurance expense decreased $0.1 million for the year ended December 31, 2005 based on lower premiums in the current year.
     Stock-Based Compensation Expense. Stock-based compensation expense decreased $1.4 million to $0.8 million for the year ended December 31, 2005 from $2.2 million for the year ended December 31, 2004. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the year ended December 31, 2005 and 2004, we recorded $0.8 million and $0.9 million, respectively, of deferred stock-based compensation. The $0.8 million of deferred stock-based compensation for the year ended December 31, 2005 relates to the issuance of 348,000 shares of restricted stock on January 24, 2005 to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. The departure of our Chief Marketing Officer in July 2005 triggered the reversal of the deferred portion of restricted stock grant compensation expense in the amount of $39,000 related to the cancellation of 17,500 shares of restricted common stock. The departure of our Director of Software Development in December 2005 triggered the reversal of the deferred portion of restricted stock grant compensation expense in the amount of $18,281 related to the cancellation of 8,125 shares of restricted common stock. The $0.9 million of deferred stock-based compensation for the year ended December 31, 2004 relates to the issuance of 275,000 shares of restricted stock to our then new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. Additionally, the $1.2 million deferred stock-based compensation charge in February 2003 in connection with the issuance of 750,000 shares of restricted stock to certain executives and key employees under our Executive Performance-Based Compensation Arrangement is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved or, generally at the board’s discretion, upon a change in control of the Company. The termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under our equity plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. Pursuant to the Executive Performance-Based Compensation Arrangement in the first quarter of 2004 a product-based milestone was achieved and 100,000 shares of restricted common stock vested and in the third quarter of 2005 a second product-based milestone was achieved and 150,000 shares of restricted common stock vested.
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
     Other Income (expense), net. Interest income increased $0.9 million to $1.3 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004, respectively, as interest rates began to increase in the latter half of 2004 and we began purchasing short-term investments. Interest expense was negligible in the year ended December 31, 2005 as compared to $0.1 million for the year ended December 31, 2004 as we retired our debt obligations in December 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     As depicted in the table, the analysis of cost of revenue, sales and marketing, research and development, and general and administrative expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 excludes the effect of stock-based compensation, which is described separately below.

	Results of Operations, year ended December 31, 2004 compared to year ended December 31, 2003
	2004, as	Stock-based	2004 adjusted for	2003, as	Stock-based	2003 adjusted for
	reported	Compensation	MD&A analysis	reported	Compensation	MD&A analysis
	(in thousands)
Cost of revenue	$34,031	$(2)	$34,029	$28,608	$(102)	$28,506
Sales and marketing	24,076	(32)	24,044	19,869	(182)	19,687
Research and development	10,617	(151)	10,466	8,932	(643)	8,289
General and administrative	10,064	(2,026)	8,038	9,089	(1,887)	7,202
Stock-based compensation expense	—	2,211	2,211	—	2,814	2,814

Total expenses	$78,788	$—	$78,788	$66,498	$—	$66,498

     Revenue. Total revenue increased by $4.7 million to $75.3 million for the year ended December 31, 2004 from $70.6 million for the year ended December 31, 2003. The increase was due in part to the addition of new customers and an increase in usage from our existing customer base, which was partially offset by pricing pressure we experienced for some of our services, particularly our Reservationless Conferencing Service and the loss of Oracle Corporation who accounted for a significant portion of our revenue in 2003 and reduced its use of our conferencing services as it completed the transition of substantially all of its conferencing to an internal conferencing system in the third quarter of 2004. We recognized $4.0 million in revenue in 2003 associated with the sale of a Web Conferencing Pro license. Opportunities to license our software have traditionally arisen infrequently and are difficult to predict. We did not record any software revenue in 2004 or 2005 and do not currently project software licensing revenue in 2006. Total minutes attributable to our usage-based services were 759.5 million and 636.1 million for the years ended December 31, 2004 and 2003, respectively, which represents a 19.4% increase in minutes. Usage-based revenue increased by 13.0% in 2004 from 2003, which indicates that our average price per usage based minute declined by approximately 5.4% or .0051 cents per minute in 2004. We expect this trend to continue in the foreseeable future.

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
     Stock-Based Compensation Expense. Stock-based compensation expense decreased $0.6 million to $2.2 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003. Prior to our initial public offering, options and stock purchase rights were granted at less than the estimated initial public offering price resulting in deferred compensation charges, which were being recognized over the applicable vesting periods, which generally were four years. As of May 2004, all of these options were fully vested and therefore all associated stock-based compensation expense has been recognized. During the year ended December 31, 2004 and 2003, we recorded $0.9 million and $1.2 million, respectively, of deferred stock-based compensation. The $0.9 million of deferred stock-based compensation recorded in the first quarter of 2004 relates to the issuance of 275,000 shares of restricted stock to our new president and chief executive officer in January 2004, of which 50,000 shares were immediately vested; 100,000 shares vest after the completion of 24 months of continuous service and 125,000 shares vest after the completion of 37 months of continuous service. This agreement was amended in August 2004 to include acceleration of all unvested shares of restricted stock in the event of a change in control of the Company, as defined in the agreement. The $1.2 million of deferred stock-based compensation recorded in the first quarter of 2003 relates to 750,000 shares of restricted stock issued in February 2003 to certain executives and key employees under our Executive Performance-Based Compensation Arrangement, as approved by the board of directors in February 2003. The restricted stock will vest in full on the sixth anniversary of its issuance, subject to accelerated vesting upon the achievement of certain financial or product-based performance milestones, or, generally at the board’s discretion, upon a change in control of the Company. Accordingly, the $1.2 million deferred stock-based compensation charge is being expensed ratably over six years, which charges will be accelerated when it becomes apparent that the financial or product-based milestones are deemed probable of being achieved. However, the termination of the Company’s former president and chief executive officer effective December 31, 2003 and the resulting cancellation of 200,000 shares of restricted stock granted to him under the plan triggered the reversal of the unamortized portion of his restricted stock grant compensation expense in the amount of $0.3 million. In the first quarter of 2003 we determined that a product-based milestone would likely be achieved in 2004 and, accordingly, we accelerated the stock compensation charge associated with 100,000 shares of restricted common stock. In the first quarter of 2004 this milestone was achieved and the restricted stock was released and issued. In the third quarter of 2004 we determined that a second product-based milestone would likely be achieved in 2005 and, accordingly, we accelerated the stock compensation charge associated with 150,000 shares of restricted common stock.
     In connection with the acquisition of InterAct, we recorded $3.4 million of deferred stock-based compensation related to the issuance of 997,599 shares of common stock simultaneously with the closing of the InterAct acquisition, which were being held in escrow and are released annually in equal one-third increments beginning in May 2003. Accordingly, the deferred stock-based compensation related to the 997,599 shares was being expensed over three years, beginning in May 2002. In June 2004, our former Senior Vice President of Sales, Carolyn Bradfield, left the Company, and, as a result, we recorded a $0.9 million stock compensation charge related to the unrecognized deferred stock-based compensation associated with the release of certain escrowed shares of restricted stock.
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
Income Taxes
     We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard 109, “Accounting for Income Taxes.” At December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $120.0 million, which are available to offset future federal taxable income, if any, through 2024. We experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual usage of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $98.5 million are not limited by Section 382 as of December 31, 2005. The availability of our net operating losses will be affected should we experience another ownership change in the future, as defined in Internal Revenue Code Section 382. Currently, we have recorded a valuation allowance equal to our net deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we had generated net income for the four consecutive quarters ending December 31, 2005, we incurred a net loss in all four quarters of 2004 and believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which is anticipated to increase net income in the period in which such determination is made. Evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in several consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets. Our net deferred tax assets at December 31, 2005 were $48.1 million and we have established a full valuation allowance for our net deferred tax assets. The provision for income taxes reflected for the year ended December 31, 2005 relates solely to federal alternative minimum tax.

Quarterly Results of Operations
     The following table sets forth our historical unaudited quarterly information for our most recent eight quarters. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all normal recurring adjustments necessary for a fair presentation of the information shown. The quarterly information below has been changed from previous filings to reclassify stock-based compensation from its own line in the statement of operations to the respective cost of revenue and operating expense line.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
Revenue	$19,065	$18,693	$17,981	$18,779	$19,582	$19,328	$18,408	$17,951
Cost of revenue	7,772	7,947	7,542	8,397	8,558	9,046	8,431	7,998

Gross profit	11,293	10,746	10,439	10,382	11,024	10,282	9,977	9,953

Operating expenses:
Sales and marketing	5,370	5,104	4,590	5,080	6,511	6,297	6,012	5,256
Research and development	2,919	2,792	2,437	2,239	2,776	2,446	2,664	2,731
General and administrative	2,442	2,152	1,855	3,022	2,459	3,426	1,780	2,398

Total operating expenses	10,731	10,048	8,882	10,341	11,746	12,169	10,456	10,385

Income (loss) from operations	562	698	1,557	41	(722)	(1,887)	(479)	(432)
Other income, net	198	312	362	392	17	13	87	78

Income (loss) before provision for income taxes	760	1,010	1,919	433	(705)	(1,874)	(392)	(354)
Provision for income taxes	—	—	100	—	—	—	—	—

Net income (loss)	$760	$1,010	$1,819	$433	$(705)	$(1,874)	$(392)	$(354)

Net income (loss) per share
Basic	$0.01	$0.02	$0.03	$0.01	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Diluted	$0.01	$0.02	$0.03	$0.01	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	54,581	54,959	55,268	55,361	53,548	53,859	54,079	54,255

Diluted	56,287	56,410	56,843	56,574	53,548	53,859	54,079	54,255

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
Liquidity and Capital Resources
     As of December 31, 2005, cash, cash equivalents and short-term investments were $44.1 million, an increase of $0.7 million compared with cash and cash equivalents of $43.4 million held as of December 31, 2004.
     Net cash provided by operations was $13.0 million; $7.4 million and $18.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. Cash provided by operations increased in 2005 from cash provided by operations in 2004 primarily due to net income of $4.0 million for the year ended December 31, 2005 as compared to a net loss of $3.3 million for the year ended December 31, 2004 and a decrease in depreciation, amortization and stock-based compensation and changes in working capital. Cash provided by operations decreased in 2004 from cash provided by operations in 2003 primarily due to a net loss of $3.3 million for the year ended December 31, 2004 as compared to net income of $3.5 million for the year ended December 31, 2003. The decrease is also explained by changes in working capital.
     Net cash used by investing activities was $11.5 million, $35.2 million and $10.3 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. $56.5 million of the net cash used in investing activities for the year ended December 31, 2005 related to the purchase of investments, offset entirely by $56.5 million in proceeds from the maturities of investments. The remainder of the net cash used by investing activities in the year ended December 31, 2005 related to capital expenditures for equipment purchases due to the implementation of our new telephony network strategy, offset slightly by proceeds from the disposition of fixed assets. Additionally, we paid cash of $5.9 million to acquire certain assets of BCE Conferencing, Inc. on September 30, 2005. $42.2 million of the net cash used in investing activities for the year ended December 31, 2004 related to the purchase of investments, offset by $9.2 million in proceeds from the maturities of investments. Additionally, there was $0.2 million provided by investing activities for the year ended December 31, 2004 due to the release of restricted cash. The remainder of the net cash used by investing activities in the year ended December 31, 2004 related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity, offset slightly by proceeds from the disposition of fixed assets and a payment from an affiliated entity. Net cash used by investing activities in 2003 primarily related to capital expenditures for equipment purchases in anticipation of the release of Raindance Meeting Edition and additional conferencing capacity, offset slightly by proceeds from the disposition of fixed assets and the release of restricted cash.
     Net cash used by financing activities was $0.8 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively, and net cash provided by financing activities was less than $0.1 million for the year ended December 31, 2003. Cash used by financing activities in the year ended December 31, 2005 was due to the purchase of treasury stock in accordance with our stock repurchase program, partially offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. Cash used by financing activities in the year ended December 31, 2004 was due to debt service payments, including the early retirement of our outstanding term loan in April 2004 and the early retirement of our loan agreement with a vendor in December 2004, offset by cash proceeds from the exercise of common stock options and employee stock purchase plan purchases. Cash provided by financing activities in 2003 was primarily related to cash proceeds from the exercise of common stock options and employee stock purchase plan purchases offset by debt payments.
     As of December 31, 2005, we had no debt obligations outstanding.
     Effective December 31, 2002, we amended the terms of a loan and security agreement that we originally entered into on October 9, 2001. We renewed and increased the revolving line of credit and refinanced the term loan. In connection with refinancing the term loan, the outstanding balance was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% over 36 months, with the final payment due in January 2006. Advances under the revolving line of credit were limited to $12.5 million or 90% of eligible accounts receivable as defined and adjusted in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit may have been repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement was collateralized by substantially all of our tangible and intangible assets and was subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. We were also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full.
     In May 2003, we entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance certain fixed assets. The loan was being repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. In December 2004, the balance due under this agreement of $0.2 million was paid in full.
     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which was set to expire in April 2006. In September 2005, the terms of this agreement were amended to extend the credit agreement to April 2007. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2005, the Company did not have an outstanding balance under the revolving line of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2005, the Company was in compliance with all of the financial loan covenants.
     We also receive funds from time to time from the exercise of options or similar rights to purchase shares of our common stock. We have no other material external sources of liquidity.

     We have generated positive cash flows from operations for seventeen consecutive quarters and we expect to continue to generate positive cash flows from operations in the near term. While we expect to continue to generate positive cash flows from operations in the near term, such cash flows may be less than the amounts recorded in prior quarters. Looking ahead, we expect our acquisition of certain assets of BCE Conferencing, Inc. to positively impact revenue and earnings. We do not anticipate any debt service payments in 2006, unless we decide to incur new debt or borrow on our line of credit. We expect capital expenditures in 2006 to be less than those incurred in 2005. We also expect some proceeds from the exercise of common stock options; however, it is not possible to estimate the impact those proceeds will have on our cash flow in 2006.
     We obtain a significant portion of our liquidity from operating cash flows. Our customer base consists of a large number of geographically dispersed customers diversified across several industries. No single customer accounted for greater than 10% of our total revenue for the year ended December 31, 2005, or 10% of our total accounts receivable balance as of December 31, 2005. Our five largest customers represented $14.8 million or 19.9% of our total 2005 revenue and also represented $2.1 million or 19.2% of our total accounts receivable balance at December 31, 2005. The sixth through twenty-fifth largest customers represented $10.4 million or 14.0% of our total 2005 revenue. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on our operating cash flows. In addition, a decrease in their use of our services may adversely impact our future operating results.
     As of December 31, 2005, our minimum purchase commitments for bandwidth usage and telephony services were approximately $1.4 million. We anticipate expending this over the next fourteen months. Some of these agreements may be amended to either increase or decrease the minimum commitments during the lives of the respective contracts. We lease office facilities under various operating leases that expire through 2009. Total future minimum lease payments, under all operating leases, as of December 31, 2005, are approximately $3.5 million.
     Our contractual obligations and commitments to make future payments as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
		Less than 1
	Total	year	2-3 years	4-5 years	Over 5 years
Operating leases	$3,527	$1,170	$1,744	$613	$—
Purchase obligations	1,355	1,351	4	––	––

Total contractual obligations and commitments	$4,882	$2,521	$1,748	$613	$––

     Not included in the contractual commitments schedule above are employment commitments we have made to certain current officers of the Company. See note 7(c) to the financial statements. Typically, the amount that may be paid and the timing of such a payment are not known with certainty. At December 31, 2005, our total employment-related commitments were approximately $3.3 million.
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
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Our significant accounting policies are described in note 1 to the financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria; the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on our financial condition and results of operations. Our critical accounting estimates include the accounts receivable allowance for doubtful accounts, useful lives of depreciable tangible and amortizable intangible assets and their recoverability, the assessment of goodwill and its recoverability, the valuation allowance for net deferred tax assets, stock-based compensation and management’s assessment related to loss contingencies.
     The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Accounts Receivable
     We perform periodic credit evaluations and continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our doubtful accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience doubtful accounts at the same rate as we have in the past. Our accounts receivable is currently diverse and is comprised of numerous geographically dispersed customers who are dispersed across many different industries. However, our five largest customers representing $14.8 million or 19.9% of total 2005 revenue also represented $2.1 million or 19.2% of our total December 31, 2005 accounts receivable balance. A significant change in the liquidity or financial position of one of our larger customers could have a material adverse impact on the collectability of our accounts receivable, the adequacy of our allowance for doubtful accounts and our future operating results. We cannot predict with certainty future changes in the financial stability of our customers and as such actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we will record a credit or charge to sales and marketing expense in the period in which such determination is made.
Long-Lived Assets and Their Recoverability
     Effective January 1, 2002, we adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted estimated cash flows and we measure the impairment loss based on the difference between the carrying amount and fair value. We did not record any asset impairment losses in 2003, 2004 or 2005.
Goodwill
     Effective January 1, 2002, we adopted the provisions of SFAS 142 which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires a two-phase approach for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. For each year beginning in 2002, we have completed our first phase impairment analysis and did not find indication of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary in each year. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and profitability to determine fair value. The valuation techniques that we consider include a weighted average multiple of revenue, a weighted average multiple of cash flow, our stock market capitalization and the book value of our assets. Our stock has been volatile in the past. Accordingly, we do not believe stock market capitalization alone, particularly given the volatility in our stock price, is a good indicator of impairment. As such, we will continue to monitor the volatility in our stock price and the resulting market capitalization, as well as all of our other impairment indicators, and will continue to assess their collective impact on our recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record charges for impairment of goodwill in the future and there can be no assurances that our goodwill will not be impaired in the future.
     At December 31, 2005, we had approximately $48.3 million in goodwill subject to the impairment testing provisions of SFAS 142. On September 30, 2005, we recorded additional goodwill of $2.7 million related to the acquisition of certain assets of BCE conferencing, Inc.
Income Tax Valuation Allowances
     Currently, we have recorded a valuation allowance equal to our net deferred tax asset. We review our deferred tax assets on an ongoing basis for realizability. While we generated net income for four consecutive quarters ended December 31, 2005, we incurred net losses in each quarter of 2004 and believe there currently is not enough positive evidence to support a conclusion that it is more likely than not that we will utilize some or all of our deferred tax assets. When we determine there is enough positive evidence to support a conclusion that it is more likely than not that we will realize some or all of our deferred tax assets, we will reduce the valuation allowance on our deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets.
Stock-based compensation
     Our stock-based compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees and board members at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable; (c) the intrinsic value of restricted stock awards to employees and directors, (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC and (e) compensation related to options granted to non-employees.
     Through December 31, 2005 we accounted for our stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation”, entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption was allowed, we will adopt SFAS 123R as of the required effective date for calendar year companies, which is January 1, 2006. We expect to continue to use the Black-Scholes option pricing model for options issued subsequent to December 31, 2005 to measure the fair value of stock options granted. The use of the Black-Scholes option pricing model requires us to use various weighted average assumptions in determining the fair value of an option including the expected life, expected volatility and expected dividend yield all of which can impact the fair value of the stock option grant which thereby impacts our results of operations.

Loss contingencies
     Statement of Financial Accounting Standard No. 5 (SFAS 5), “Accounting for Contingencies” indicates that loss contingencies must be assessed and classified as probable (likely to occur); reasonably possible (between probable and remote) or remote (slight chance of occurring). The accounting for each is as follows:
•	Probable – accrued as a charge to income as of the date of the financial statements

•	Reasonably possible – disclosed by note to the financial statements

•	Remote – neither accrued nor disclosed
The following two conditions must be met for a loss contingency to be accrued as a charge to income as of the date of the financial statements:
•	It is probable that as of the date of the financial statements an asset has been impaired or a liability incurred, based on information available before the actual issuance date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur to confirm the loss.

•	The amount of the loss can be reasonably estimated. If only a range of possible loss can be established, then the minimum amount in the range should be accrued, unless some other amount in the range appears to be a better estimate. The range of possible loss must also be disclosed.
     The assessment of our identified loss contingencies included in footnote 7(e) requires us to conclude as to the probability of a loss contingency based on the probable, reasonably possible and remote criteria as well as make difficult subjective estimates and assumptions associated with reasonably estimating a loss or range of possible losses. As indicated in footnote 7(e) we have accrued $0.2 million for a State of Massachusetts loss contingency related to sales taxes. We have not accrued for any other legal or tax loss contingencies in the accompanying financial statements. To the extent a liability is incurred or identified in the future for which we have not accrued our results of operations will be negatively impacted at that time in the future.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. — SFAS 123(R) is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this Statement were originally effective for all interim periods beginning after June 15, 2005; however, on April 15, 2005 the U.S. Securities and Exchange Commission issued release number 33-8568, which deferred the effective date of this Statement for calendar year-end companies until the beginning of 2006 and thus, the Statement will be effective for us beginning in the first quarter of 2006.
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
     We believe we will use the modified prospective method when we adopt SFAS 123(R) on January 1, 2006.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The impact of the adoption of SFAS 123(R) cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2005, we had no outstanding debt obligations. Future increases in interest rates could increase the interest expense associated with future borrowings, including any advances on our revolving line of credit. In April 2004 we entered into a credit agreement with a bank for a $15.0 million revolving line of credit that bears interest at 0.5% below the bank’s prime rate and matures in April 2007, under which we would be exposed to the risk that a material increase in interest rates could increase our interest expense to the extent that we make any future draw downs on the revolving line of credit. At December 31, 2005, we did not have an outstanding balance under the revolving line of credit. We are currently not exposed to foreign currency risks; however, we may decide to make future investments that will subject us to this risk, as well as additional market risk. We currently invest our excess cash balances in money market accounts and short-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will change as interest rates in general change and new investments are purchased. Our investments are subject to a loss of principal if market interest rates increase and they are sold prior to maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, a change in interest rates would not have a material impact on our financial position, results of operations or cash flows. All of our debt investments are accounted for as held-to-maturity and reflected at amortized cost in the financial statements. The unrealized loss at December 31, 2005 as a result of rising interest rates was $0.3 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
     Donald F. Detampel, Jr., our Chief Executive Officer and Nicholas J. Cuccaro, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of such period.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference to the section of the Company’s 2006 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 entitled “Proposal 1—Election of Directors” and the section entitled “Management”, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006, only if the pending merger with West Corporation is not completed.
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
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 entitled “Executive Compensation” in connection with an Annual Meeting of Stockholders, if held, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006 only if the pending merger with West Corporation is not completed.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 in connection with an Annual Meeting of Stockholders, if held, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006 only if the pending merger with West Corporation is not completed.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 in connection with an Annual Meeting of Stockholders, if held, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006 only if the pending merger with West Corporation is not completed.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 in connection with an Annual Meeting of Stockholders, if held, or to be filed by an amendment to this Annual Report on Form 10-K not later than the end of such 120-day period. We will hold an Annual Meeting of Stockholders in 2006 only if the pending merger with West Corporation is not completed.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K.
1. Reports of Independent Registered Public Accounting Firm.
2. Financial Statements: The financial statements of Raindance Communications, Inc. are included as Appendix F of this report. See Index to Financial Statements on page F-1.
3. Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Financial Statements or the notes thereto.
4. Exhibits.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.

2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.

2.3(3)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.

2.4(9)	Agreement and Plan of Merger among Raindance Communications, Inc., Rockies Acquisition Corporation and West Corporation, dated as of February 6, 2006.

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(2)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.

10.1(1)	2000 Equity Incentive Plan.

10.1.1(10)	Form of Stock Bonus Agreement, pursuant to the 2000 Equity Incentive Plan

10.1.2(10)	Form of Stock Option Agreement, pursuant to the 2000 Equity Incentive Plan

10.1.3(10)	Form of Sock Purchase Agreement, pursuant to the 2000 Equity Incentive Plan

10.2(1)	2000 Employee Stock Purchase Plan.

10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.

10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.

10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.

10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.

10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.

10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.

10.16.1(4)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.

10.17(5)	Separation and Release Agreement, dated October 14, 2003, between Registrant and Paul Berberian.

10.18(7)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.

10.18.1(8)	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.

10.18.2(11)	Amendment, dated January 23, 2006, to Offer Letter dated January 27, 2004 between Raindance Communications, Inc. and Donald F. Detampel, Jr.

10.26(6)	Executive Performance-Based Compensation Arrangement

10.27(10)	Form of 280G Letter Agreement

10.28*	Offer Letter, dated January 3, 2006, between Registrant and Peter Holst.

23.1*	Consent of KPMG LLP.

Exhibit No.	Description
24.1*	Powers of attorney (included on signature page).

31.1*	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

31.2*	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

+	Confidential treatment granted with respect to portions of these exhibits.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 9, 2004.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on February 7, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on January 28, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on January 25, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2006.

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

Signature	Title	Date

/s/ Donald F. Detampel, Jr.	Chief Executive Officer (Principal	March 10, 2006

Donald F. Detampel, Jr.	Executive Officer) and Director

/s/ Nicholas J. Cuccaro	Chief Financial Officer (Principal	March 10, 2006

Nicholas J. Cuccaro	Financial and Accounting Officer)

/s/ Kathleen j. Cunningham	Chairman of the Board of Directors	March 10, 2006

Kathleen J. Cunningham

/s/ Cary l. Deacon	Director	March 10, 2006

Cary L. Deacon

/s/ William J. Elsner	Director	March 10, 2006

William J. Elsner

/s/ Patrick J. Lombardi	Director	March 10, 2006

Patrick J. Lombardi

INDEX TO FINANCIAL STATEMENTS
Raindance Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Raindance Communications, Inc.:
     We have audited the accompanying balance sheets of Raindance Communications, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raindance Communications, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raindance Communications, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Boulder, Colorado
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Raindance Communications, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Raindance Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raindance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Raindance Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Raindance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Raindance Communications, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.
KPMG LLP
Boulder, Colorado
March 9, 2006

RAINDANCE COMMUNICATIONS, INC.
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$11,115	$10,458
Short-term investments	32,981	32,935
Accounts receivable, net of allowance for doubtful accounts of $220 and $310 in 2005 and 2004, respectively	10,573	9,922
Prepaid expenses and other current assets	1,194	1,593
Due from employees	6	12

Total current assets	55,869	54,920

Property and equipment, net	15,641	17,807
Goodwill	48,325	45,587
Intangible assets, net	1,912	—
Other assets	295	411

Total Assets	$122,042	$118,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,864	$7,447
Accrued expenses	223	510
Accrued compensation	1,441	1,506
Accrued property tax	207	258
Accrued severance obligation	—	345
Restructuring reserve	—	188
Current portion of deferred revenue	304	420

Total current liabilities	10,039	10,674

Deferred revenue	—	45

Total Liabilities	10,039	10,719

Stockholders’ Equity:
Common stock, par value $.0015, 130,000,000 shares authorized; issued and outstanding 55,555,267 and 54,936,434 shares as of December 31, 2005 and 2004, respectively	83	82
Additional paid-in capital	280,571	280,561
Deferred stock-based compensation	(996)	(960)
Accumulated deficit	(167,655)	(171,677)

Total Stockholders’ Equity	112,003	108,006

Commitments and contingencies (note 7)

Total Liabilities and Stockholders’ Equity	$122,042	$118,725

See accompanying notes to financial statements.

RAINDANCE COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenue:
Service	$74,518	$75,269	$66,611
Software	—	—	4,000

Total revenue	74,518	75,269	70,611

Cost of revenue:
Service	31,658	34,031	28,608
Software	—	—	—

Total cost of revenue (inclusive of stock-based compensation expense of $—, $2 and $102 for the years ended December 31, 2005, 2004 and 2003)	31,658	34,031	28,608

Gross profit	42,860	41,238	42,003

Operating expenses:
Sales and marketing (inclusive of stock-based compensation expense of $66, $32 and $182 for the years ended December 31, 2005, 2004 and 2003)	20,145	24,076	19,869
Research and development (inclusive of stock-based compensation expense of $199, $151 and $643 for the years ended December 31, 2005, 2004 and 2003)	10,386	10,617	8,932
General and administrative (inclusive of stock-based compensation expense of $511, $2,026 and $1,887 for the years ended December 31, 2005, 2004 and 2003)	9,471	10,064	9,089
Severance charges	—	—	596

Total operating expenses	40,002	44,757	38,486

Income (loss) from operations	2,858	(3,519)	3,517

Other income (expense):
Interest income	1,297	394	250
Interest expense	—	(64)	(149)
Other, net	(33)	(136)	(71)

Total other income, net	1,264	194	30

Income (loss) before provision for income taxes	4,122	(3,325)	3,547
Provision for income taxes	100	—	—

Net income (loss)	$4,022	$(3,325)	$3,547

Net income (loss) per share:
Basic	$0.07	$(0.06)	$0.07

Diluted	$0.07	$(0.06)	$0.06

Weighted average number of common shares outstanding:
Basic	55,026	53,937	52,672

Diluted	56,640	53,937	54,774

See accompanying notes to financial statements.

RAINDANCE COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional	Deferred	other
	Common Stock		paid-in	stock-based	comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	compensation	Income (loss)	Deficit	Total	Income (loss)
Balances at January 1, 2003	51,895,813	$78	$276,211	$(4,067)	$—	$(171,899)	$100,323
Issuance of common stock under compensation arrangements	1,262,788	2	1,236	—	—	—	1,238
Common stock options issued for services	—	—	30	—	—	—	30
Cancellation of common stock options	—	—	(83)	83	—	—	—
Exercise of common stock warrant	28,176	—	—	—	—	—	—
Common stock issued at less than fair value to officers, net of forfeiture	550,000	1	896	(897)	—	—	—
Common stock issued at less than fair value to directors for services rendered	47,650	—	150	—	—	—	150
Amortization of deferred stock-based compensation	—	—	—	2,634	—	—	2,634
Net income and comprehensive income	—	—	—	—	—	3,547	3,547	$3,547

Balances at December 31, 2003	53,784,427	81	278,440	(2,247)	—	(168,352)	107,922
Issuance of common stock under compensation arrangements	876,007	1	1,197	—	—	—	1,198
Common stock options issued for services	—	—	14	—	—	—	14
Common stock issued at less than fair value to directors for services rendered	1,000	—	3	—	—	—	3
Common stock issued at greater than fair value to officers for services	275,000	—	907	(907)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,194	—	—	2,194
Net loss and comprehensive loss	—	—	—	—	—	(3,325)	(3,325)	$(3,325)

Balances at December 31, 2004	54,936,434	82	280,561	(960)	—	(171,677)	108,006

Issuance of common stock under compensation arrangements	1,719,467	2	2,087	—	—	—	2,089
Common stock options issued for services	—	—	87	—	—	—	87
Cancellation of restricted common stock	(39,034)	—	(88)	58	—	—	(30)
Common stock issued at fair value to officers and employees for services rendered	348,000	1	782	(783)	—	—	—
Purchase and retirement of common stock	(1,409,600)	(2)	(2,858)	—	—	—	(2,860)
Amortization of deferred stock-based compensation	—	—	—	689	—	—	689
Net income and comprehensive income	—	—	—	—	—	4,022	4,022	$4,022

Balances at December 31, 2005	55,555,267	$83	$280,571	$(996)	$—	$(167,655)	$112,003

See accompanying notes to financial statements.

RAINDANCE COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,022	$(3,325)	$3,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,687	11,195	10,330
Stock-based compensation	776	2,211	2,814
Other	53	139	74
Changes in operating assets and liabilities, excluding effect of business acquisition:
Accounts receivable	491	(964)	24
Prepaid expenses and other current assets	431	(914)	(1,025)
Other assets	(71)	57	(94)
Accounts payable and accrued expenses	(1,256)	(1,340)	2,791
Deferred revenue	(161)	353	(311)

Net cash provided by operating activities	12,972	7,412	18,150

Cash flows from investing activities:
Purchase of property and equipment	(5,580)	(2,614)	(10,514)
Proceeds from the disposition of property and equipment	43	18	41
Purchase of investments	(56,542)	(42,172)	—
Proceeds from the maturities of investments	56,496	9,237	—
Cash received from affiliate	—	77	—
Cash paid for acquisition of BCE Conferencing	(5,930)	—	—
Change in restricted cash	—	236	194

Net cash used by investing activities	(11,513)	(35,218)	(10,279)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,058	1,198	1,237
Purchase of treasury stock	(2,860)	—	—
Payments on debt	—	(2,541)	(1,200)

Net cash provided (used) by financing activities	(802)	(1,343)	37

Increase (decrease) in cash and cash equivalents	657	(29,149)	7,908
Cash and cash equivalents at beginning of year	10,458	39,607	31,699

Cash and cash equivalents at end of year	$11,115	$10,458	$39,607

Supplemental cash flow information -
Interest paid in cash	$—	$71	$158

Supplemental non-cash investing and financing activities:
Accounts payable incurred for purchases of property and equipment	$730	$60	$323

Deferred rent credit recorded for leasehold improvement	$18	$—	$—

Debt incurred for purchases of property and equipment	$—	$—	$686

See accompanying notes to financial statements.

RAINDANCE COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Business and Basis of Financial Statement Presentation
     Raindance Communications, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on April 17, 1997. The Company provides communication services for everyday business meetings and events. The Company’s continuum of interactive services includes Reservationless Conferencing for reservationless automated audio conferencing with simple web controls and presentation tools, Web Conferencing Pro, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools such as application sharing, web touring and online whiteboarding, Raindance Meeting Edition, which allows users to integrate reservationless automated audio conferencing with advanced web interactive tools and video technology into one multi-media conferencing solution, Raindance Seminar Edition, released in June 2005, which builds upon Raindance Meeting Edition and offers advanced event planning, conducting and management features, Operator Assisted Conferencing, and Unlimited Conferencing. The Company’s chief operating decision-maker views the business as one segment.
     On February 6, 2006, the Company entered into a definitive merger agreement with West Corporation (NASDAQ: WSTC) whereby West intends to purchase all of the Company’s outstanding shares of common stock for $2.70 per share in cash. The transaction is subject to Hart-Scott-Rodino review, which is a federal government antitrust law that requires prior notification to federal antitrust agencies of certain acquisitions before the transaction may be closed, the approval of the Company’s shareholders and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met, the Company expects the acquisition to close no later than the end of the second quarter of 2006. There can be no assurance that the merger will be consummated in a timely manner, if at all. In addition, the Company is subject to a number of operational covenants in the merger agreement that restrict in certain ways the ability to operate freely prior to the closing of the proposed transaction. The Company has filed a proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the merger agreement, as well as other important information about the proposed transaction.
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable tangible and amortizable intangible assets, assessment of goodwill and its recoverability, the valuation allowance for net deferred tax assets and management’s assessment related to loss contingencies.
     (b) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified stock-based compensation expense from its stand-alone presentation in prior years to an inclusive presentation within cost of revenue and operating expenses to be consistent with current year presentation.
     (c) Cash, Cash Equivalents and Investments in Debt Securities
     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments purchased with original maturities of three months or less at the date of purchase. Cash equivalents at December 31, 2005 consist of money market accounts at three financial institutions, federal agency notes and commercial paper. Short-term investments at December 31, 2005 consist of federal agency notes, commercial paper and certificates of deposit all of which are classified as held-to-maturity debt securities that are carried at amortized cost in the accompanying balance sheets.

	December 31,
	2005	2004
Amortized cost of held-to-maturity debt securities (in thousands):
United States Treasury note	$—	$5,020
Federal agency notes	19,140	16,911
Commercial paper	12,808	9,977
Certificate of deposit	1,033	1,027

Total held-to-maturity debt securities	$32,981	$32,935

     At December 31, 2005 all of the Company’s held-to-maturity debt securities have maturities of one year or less. The approximate fair value of the Company’s held-to-maturity debt securities at December 31, 2005 was $32.7 million.
     (d) Restricted Cash
     As of December 31, 2005, the Company did not have any restricted cash; however, restricted cash of less than $0.1 million was included in other current assets at December 31, 2004. Restricted cash consisted of amounts supporting irrevocable letters of credit issued by the Company’s bank and was primarily used for security deposits associated with some of the Company’s long term operating leases. Funds were held in certificates of deposit at the Company’s bank, and had been established in favor of a third party beneficiary. The funds would be released to the beneficiary in the event that the Company failed to comply with specified contractual obligations. As the Company met these contractual obligations, the letters of credit were discharged and as such, the Company is no longer restricted from the use of the cash.
     (e) Accounts Receivable and Allowance for Doubtful Accounts
     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer’s potential inability to meet its financial obligation, the Company records a specific reserve for bad debt against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if an allowance for doubtful accounts is deemed necessary. As of December 31, 2005 and December 31, 2004, the allowance for doubtful accounts was $220,000 and $310,000, respectively.
     (f) Property and Equipment
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
     (g) Goodwill and Other Intangible Assets
     The Company first recorded goodwill and goodwill amortization in 2000 in connection with its acquisition of Contigo Software, Inc. in June 2000. Goodwill was amortized on a straight-line method over the estimated useful life of three years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead is reviewed for impairment on an on-going basis. Accordingly, the amortization of goodwill ceased upon adoption of the Statement, which was January 1, 2002. In addition, the Company recorded goodwill of $6.9 million in April 2002 when it acquired InterAct Conferencing LLC. and $2.7 million in September 2005 when it acquired BCE Conferencing, Inc. For the purposes of the application of SFAS 142, the Company has one reporting unit. SFAS 142 requires a two-phase approach for goodwill impairment testing. The first phase screens for impairment, and the second phase, if necessary, measures the impairment. In accordance with SFAS 142, the Company performed its annual reassessment and impairment test which indicated that the implied fair value of the Company’s goodwill exceeded the goodwill carrying value at the reporting unit level; therefore as of March 31, 2005, goodwill was not deemed to be impaired. As such, the second step of the goodwill impairment test was not necessary at that time.
     In connection with the acquisition of BCE Conferencing, Inc. in September 2005, the Company recorded $2.1 million in amortizable intangible assets. These intangible assets are comprised of customer relationships of $1.9 million, which will be amortized on an accelerated method over five years, and non-competition agreements of $0.2 million, which will be amortized using the straight-line method over 28 months. These amounts are included in intangible assets, net of amortization in the accompanying balance sheets. Amortization expense for these intangible assets was $0.1 million for the year ended December 31, 2005.
     Other intangible assets consisting primarily of issued and pending patents and trademarks were $0.2 million and $0.3 million, net of accumulated amortization, at December 31, 2005 and 2004, respectively. This amount is included in other assets in the accompanying balance sheets. These intangible assets are amortized using the straight-line method over three years. Amortization expense for these intangible assets was $0.2 million in each year for the years ended December 31, 2005 and 2004 and $0.1 million for the year ended December 31, 2003.
     Amortization expense for each of the next five years for both the BCE related intangible assets and issued patents and trademarks as of December 31, 2005 are as follows (in thousands):

Total
2006	$552
2007	489
2008	369
2009	325
2010	220

Total future amortization expense	$1,955

     (h) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment.
     (i) Fair Value of Financial Instruments and Concentrations of Credit Risk
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short-term nature of these instruments. Because the interest rates on the Company’s note payable obligations reflected market rates and terms, the fair values of these instruments approximated carrying amounts. Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are held with financial institutions that the Company believes to be of high credit standing. Investment policies have been implemented that limit the purchases of investments to investment grade securities and the maximum average maturity of the entire portfolio cannot exceed one year. No single customer accounted for greater than 10% of the Company’s total 2005 revenue or 10% of the Company’s total accounts receivable balance as of December 31, 2005.

     (j) Revenue Recognition
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
     (k) Software Development Costs and Research and Development
     Costs incurred in the engineering and development of the Company’s services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined in Statement of Financial Accounting Standard No. 86 (SFAS 86), “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with attaining technological feasibility and, accordingly, all software development costs to which SFAS 86 is applicable have been charged to operations as incurred in the accompanying financial statements.
     The Company capitalizes certain qualifying computer software costs incurred during the application development stage in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) issued by the American Institute of Certified Public Accountants. These costs are amortized using the straight-line method over the software’s estimated useful life. Based on plans regarding the external distribution of software developed in the third quarter of 2003 and because the software was in the development stage, the Company changed its accounting treatment of costs associated with the development of Raindance Meeting Edition from SOP 98-1 to SFAS 86. Since the second quarter of 2001 and through the third quarter of 2003, the Company had capitalized $2.8 million in costs associated with Raindance Meeting Edition, $1.3 million of which was related to internal development and $1.5 million of which was related to contract development. The Company began amortization when Raindance Meeting Edition was released in March 2004.

     At each balance sheet date, the unamortized costs of Raindance Meeting Edition are compared to its estimated net realizable value. SFAS 86 indicates that the amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The Company is currently generating revenue from Raindance Meeting Edition in an application service provider environment through subscriptions and usage, which is measured by either minutes consumed or simultaneous connections. To assess impairment of the capitalized Raindance Meeting Edition asset, the Company compared the unamortized capitalized costs to its net realizable value. The capitalized costs related to Raindance Meeting Edition, net of accumulated amortization, at December 31, 2005 were $1.1 million. The Company concluded that the capitalized costs of Raindance Meeting Edition did not exceed its net realizable value as of December 31, 2005. All costs with respect to Raindance Seminar Edition were expensed as incurred.
     All other research and development costs are expensed as incurred.
     (l) Long-Lived Assets
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
     (m) Advertising Costs
     The Company expenses advertising costs as they are incurred. There was no advertising expense incurred in the year ended December 31, 2005, however, advertising expense was $0.2 million, and less than $0.1 million for the years ended December 31, 2004 and 2003, respectively.
     (n) Stock-Based Compensation
     The Company currently accounts for its stock option plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded for common stock options on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price, which is the intrinsic value method. The expense is recognized over the applicable vesting period on a straight-line basis. Under SFAS 123, “Accounting for Stock-Based Compensation,” entities are permitted to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.
     Stock-based compensation expense is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than fair value of the common stock at grant date, net of forfeitures related to such employees who terminated service while possessing unvested stock options, as these terminated employees have no further service obligations; (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired un-exercisable; (c) the market value of restricted stock awards to employees and directors, (d) deferred stock-based compensation associated with the acquisition of InterAct Conferencing, LLC and (e) compensation related to options granted to non-employees.

     The following table summarizes information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the three years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004	2003
Net income (loss), as reported	$4,022	$(3,325)	$3,547
Add: Stock-based employee compensation expense attributable to common stock options included in net income (loss)	—	70	1,304
Deduct: Stock-based employee compensation expense attributable to common stock options determined under fair value based method	(8,649)	(5,798)	(7,388)
Deduct: Stock-based employee compensation expense attributable to employee stock purchase plan determined under fair value based method	(861)	(580)	(498)

Net income (loss), as adjusted	$(5,488)	$(9,633)	$(3,035)

Income (loss) per share – basic, as reported	$0.07	$(0.06)	$0.07

Income (loss) per share – diluted, as reported	$0.07	$(0.06)	$0.06

Income (loss) per share – basic, as adjusted	$(0.10)	$(0.18)	$(0.06)

Income (loss) per share – diluted, as adjusted	$(0.10)	$(0.18)	$(0.06)

     The per share weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 was $2.16, $2.40 and $1.96, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
Expected life (years)	3	5	5
Risk-free interest rate	4.33%	3.63%	3.25%
Expected volatility	173%	191%	123%
Expected dividend yield	None	None	None
     On December 14, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee, the Board of Directors of the Company approved the full acceleration of the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.05 per share, the then-current fair market value, previously awarded to its employees and other eligible participants, including its executive officers, but excluding those current members of the Company’s Board who are not executive officers of the Company, under the Company’s 2000 Equity Incentive Plan. The acceleration of vesting was applicable for stock options outstanding as of December 13, 2005. The weighted average exercise price of the options subject to the acceleration was $2.95. The pro-forma expense recognized in 2005 as a result of the acceleration of vesting was approximately $4.7 million.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. — SFAS 123(R) is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006.

     (o) Comprehensive Income (Loss)
     The Company has adopted SFAS 130 “Reporting Comprehensive Income,” which established standards for reporting and displaying comprehensive income. Comprehensive income equals net income for the years ended December 31, 2005 and 2003. Comprehensive loss equals net loss for the year ended December 31, 2004.
     (p) Net Income (Loss) Per Share
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
     The following table sets forth the calculation of net income (loss) per share for the three years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004	2003
Net income (loss)	$4,022	$(3,325)	$3,547

Common shares outstanding:
Historical common shares outstanding at beginning of year	54,261	53,234	51,896
Weighted average common shares issued during year	765	703	776

Weighted average common shares at end of year — basic	55,026	53,937	52,672
Effect of potential common shares	1,614	—	2,102

Weighted average common shares at end of year — diluted	56,640	53,937	54,774

Net income (loss) per share – basic	$0.07	$(0.06)	$0.07

Net income (loss) per share – diluted	$0.07	$(0.06)	$0.06

     For the years ended December 31, 2005, 2004 and 2003, 768,500, 675,000 and 550,000 shares, respectively, of issued and outstanding restricted stock have been excluded from the calculation of basic earnings per share due to vesting restrictions (see Note 6) and, if dilutive, have been included in diluted earnings per share.
     The following common stock options and warrants have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003 because their effect would have been antidilutive:

	As of December 31,
	2005	2004	2003
Shares issuable under stock options	7,875,533	8,096,391	5,328,351

Shares issuable pursuant to warrants	—	10,000	20,017

     (2) ACQUISITION OF A BUSINESS
     On September 27, 2005, the Company entered into a definitive agreement to acquire certain assets, consisting primarily of customers and related accounts receivable, of BCE Conferencing, Inc. (BCE), a conferencing company primarily operating in the United States. On September 30, 2005, the Company consummated the acquisition. As a result of the acquisition, the Company has expanded its customer base and sales force. The aggregate purchase consideration paid to BCE was $5.9 million. In connection with the acquisition, the Company also made offers of employment to and subsequently hired the majority of BCE’s employees. Beginning October 1, 2005, the results of BCE’s operations are included in the Company’s financial statements. On October 1, 2005 the Company entered into a reseller agreement with Bell Conferencing, Inc., the parent company of BCE to provide the Company with certain operator assisted and web conferencing services previously provided to the acquired customers by BCE. The Company believes the pricing in the reseller agreement reflects fair value of the services and accordingly, no purchase consideration has been allocated to this arrangement.
     The aggregate purchase consideration paid to BCE was $5.9 million, and included less than $0.1 million in acquisition related expenses. The acquisition has been accounted for using the purchase method. The purchase consideration allocation is as follows (in thousands):

Accounts receivable	$1,151
Goodwill	2,739
Non-compete agreements	204
Customer relationships	1,836

Total purchase consideration paid in cash	$5,930

The summary table below, prepared on an unaudited pro forma basis, combines the Company’s results of operations with BCE’s results of operations for 2005 and 2004 as if the BCE acquisition took place as of the beginning of the year (in thousands, except per share data).

	(unaudited)
	Years ended December 31,
	2005	2004
Revenue	$77,492	$80,226
Net income (loss)	$4,334	$(3,242)
Basic loss per share	$0.08	$(0.06)
Diluted loss per share	$0.08	$(0.06)
     The pro forma results for the years ended December 31, 2005 and 2004 combine the Company’s results for the years ended December 31, 2005 and 2004 with the results of BCE for the period from January 1, 2004 through September 30, 2005. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated at the beginning of that year. In addition, they are not intended to be a projection of future results and do not reflect any synergies that may have been achieved from the combined operations.
(3) PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computers and office equipment	$43,316	$40,571
Software purchased or developed for internal use	16,378	15,119
Furniture and fixtures	1,941	2,074
Leasehold improvements	2,327	2,349

	63,962	60,113
Less accumulated depreciation and amortization	(48,321)	(42,306)

	$15,641	$17,807

     In each of the years ended December 31, 2005 and 2004, the Company capitalized $0.3 million, respectively, of internal software application development costs in accordance with SOP 98-1. These costs are generally amortized over 18 months from the time the software upgrade is ready for its intended use with the exception of the capitalized costs of Raindance Meeting Edition, which is being amortized over 36 months effective with its release to general availability in March 2004. Amortization expense of all costs capitalized pursuant to SOP 98-1 was $0.7 million, $0.7 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense was $7.6 million; $10.3 million and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(4) DEBT AND LINE OF CREDIT
     On October 9, 2001, the Company entered into a loan and security agreement with a bank that was subsequently amended effective December 31, 2002. On October 12, 2001, the Company received $5.0 million pursuant to the term loan component of the loan and security agreement. The term loan was scheduled to be repaid with monthly principal payments of approximately $0.1 million plus interest at 5.25% with the final payment due in January 2006. Advances under the revolving line of credit component of the loan and security agreement were limited to $12.5 million or 90% of eligible accounts receivable as defined in the agreement. The revolving line of credit was available through January 26, 2004. Advances under the revolving line of credit were allowed to be repaid and re-borrowed at any time prior to the maturity date. The loan and security agreement were collateralized by substantially all tangible and intangible assets of the Company and were subject to compliance with covenants, including minimum liquidity coverage, minimum quick ratio and maximum quarterly operating losses adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company was also prohibited from paying any dividends without the bank’s prior written consent. In April 2004, the balance due under this agreement (exclusively related to the term loan) of $1.8 million was paid in full.
     On May 29, 2003, the Company entered into a loan agreement with a vendor, in the amount of $0.7 million, to finance the purchase of certain fixed assets. The loan was scheduled to be repaid with quarterly principal payments of approximately $0.1 million plus interest at 2.5% with the final payment due in April 2005. In December 2004, the balance due under this agreement of $0.1 million was paid in full.
     In April 2004, the Company entered into a credit agreement with a bank for a revolving line of credit, which originally was to expire in April 2006. On September 1, 2005 the expiration date was extended to April 2007. Outstanding advances under the revolving line of credit are limited to $15.0 million. Advances under the revolving line of credit bear interest at 0.5% below the bank’s prime rate and may be repaid and re-borrowed at any time prior to the maturity date. At December 31, 2005, the Company did not have an outstanding balance under the revolving line of credit. The credit agreement is collateralized by substantially all tangible and intangible assets of the Company and is subject to compliance with covenants, including minimum liquidity coverage, minimum tangible net worth and positive adjusted EBITDA defined as quarterly net income (loss) adjusted for interest, taxes, depreciation, amortization and other non-cash charges. The Company is also prohibited from paying any dividends without the bank’s prior written consent. At December 31, 2005, the Company was in compliance with all of the financial loan covenants.
(5) INCOME TAXES
     Income tax expense (benefit) relating to income (loss) differs from the amounts that would result from applying the applicable 35% federal statutory rate as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Expected tax expense (benefit)	$1,443	$(1,131)	$1,206
State income taxes, net of federal impact	144	(195)	112
Change in valuation allowance for deferred tax assets	(1,803)	2,143	(1,235)
Stock compensation/exercise stock option benefit	167	(214)	199
Goodwill amortization	—	—	(212)
Other, net	149	(603)	(70)

Income tax expense (benefit)	$100	$—	$—

     Temporary differences that give rise to the components of net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Net operating loss carryforwards	$44,809	$46,950
Property and equipment and intangible assets	(1,828)	(2,840)
Stock-based compensation	3,437	3,325
Accrued expenses and other	1,709	1,701

Net deferred tax asset	48,127	49,136
Valuation allowance	(48,127)	(49,136)

Net deferred tax asset, less valuation allowance	$—	$—

     At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $120.0 million, which are available to offset future federal taxable income, if any, through 2024. As of December 31, 2005 the federal net operating loss carryforwards include amounts related to tax deductions totaling $4.7 million for exercised stock options which, when the related valuation allowance is reversed, would be recognized as additional paid-in capital. The Company experienced an ownership change in 1999 as defined in Section 382 of the Internal Revenue Code that limited approximately $21.5 million of net operating loss carryforwards to an annual amount of approximately $2.9 million. The balance of the net operating loss carryforwards of approximately $98.5 million are not limited by Section 382 as of December 31, 2005.
     The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company had generated net income for four consecutive quarters as of December 31, 2005, it incurred quarterly losses in 2004 and management believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that the Company will utilize some or all of the deferred tax assets. When management determines there is enough positive evidence to support a conclusion that it is more likely than not that the Company will realize some or all of the deferred tax assets, management will reduce the valuation allowance on deferred tax assets, which will increase net income in the period in which such determination is made. Positive evidence to support a conclusion that the deferred tax assets are realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize the deferred tax assets. The provision for income taxes reflected for the year ended December 31, 2005 relates to expected payments of federal alternative minimum tax.
(6) COMMON STOCK PLANS AND WARRANTS
     (a) Stock Options and Restricted Stock
     In February 2000, the Company adopted the 2000 Equity Incentive Plan that amended and restated the 1997 stock option/stock issuance plan. Under the plan, up to an aggregate of 18,676,851 shares are reserved for issuance, including shares reserved pursuant to the plan’s evergreen provisions. At December 31, 2005, there were 4,105,879 shares available for future issuance under the plan. Pursuant to the plan, the Company’s board of directors may issue common stock and grant incentive and non-statutory stock options to employees, directors and consultants. Incentive and non-statutory stock options generally have ten-year terms and vest over four years.
     In February 2003, the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement pursuant to which the Company approved and granted 750,000 shares of restricted stock to certain executives and key employees. The restricted stock grants cliff vest in six years and include accelerated vesting if certain financial or product-based performance milestones are achieved or generally in the board’s discretion, upon a change of control of the Company. The stock-based compensation charge associated with these grants was $1.2 million and is being recorded as expense ratably over six years unless accelerated. Pursuant to this arrangement $4.7 million of cash compensation was approved to become payable upon the achievement of such financial or product-based milestones, or generally in the board’s discretion, upon a change in control of the Company. The Company’s former president and chief executive officer’s employment terminated effective December 31, 2003, which triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $0.3 million related to the cancellation of 200,000 shares of restricted common stock and terminated the Company’s $1.5 million cash compensation commitment to this former officer. In the first quarter of 2004 one product-based milestone was achieved, triggering a cash compensation payment of $0.2 million to our Chief Technology Officer and the vesting of 100,000 shares of common stock. In the third quarter of 2005 a second product-based milestone was achieved, triggering a cash compensation payment of $0.3 million to our Chief Technology Officer in October 2005 and the vesting of 150,000 shares of common stock as of September 30, 2005.
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
     On January 24, 2005 the Compensation Committee of the board of directors of the Company approved the grant of 348,000 shares of restricted common stock to certain executive officers and key employees. The awards generally vest in equal quarterly installments over a four-year period with the first quarterly installment vesting on March 31, 2005. These grants resulted in a deferred stock-based compensation charge of $0.8 million to be recognized as stock-based compensation expense ratably over a four-year period. The departure of the Company’s Chief Marketing Officer in July 2005 triggered the reversal of the deferred portion of the Company’s restricted stock grant compensation expense in the amount of $39,000 related to the cancellation of 17,500 shares of restricted common stock to this former officer. The departure of the Company’s Director of Software Development in December 2005 triggered the reversal of the deferred portion of restricted stock grant compensation expense in the amount of $18,281 related to the cancellation of 8,125 shares of restricted common stock.
     Stock option activity in the Company’s 2000 Equity Incentive Plan during 2003, 2004 and 2005 was as follows:

	Number of	Weighted-average
	Shares	exercise price
Balance at January 1, 2003	8,229,267	$3.39
Granted at fair value	2,143,450	$2.33
Exercised	(292,929)	$1.47
Cancelled	(1,013,901)	$4.42

Balance at December 31, 2003	9,065,887	$3.09
Granted at fair value	1,376,545	$2.22
Granted at greater than fair value	2,000,000	$3.28
Exercised	(283,816)	$1.00
Cancelled	(774,862)	$3.25

Balance at December 31, 2004	11,383,754	$3.06
Granted at fair value	195,000	$2.25
Exercised	(421,070)	$1.39
Cancelled	(730,879)	$3.39

Balance at December 31, 2005	10,426,805	$3.08

     The following table summarizes information about stock options outstanding under the Company’s 2000 Equity Incentive Plan at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		average
		remaining	Weighted	Number	Weighted
Range of	Number	contractual	average	of	average
exercise prices	outstanding	life	exercise price	Options	exercise price
$0.15 — $1.67	1,784,842	5.2	$1.20	1,721,607	$1.19
$1.71 — $2.56	2,499,098	6.9	$2.20	2,184,278	$2.26
$2.57 — $3.17	1,701,616	7.1	$2.73	1,646,615	$2.73
$3.28 — $3.28	2,000,000	8.1	$3.28	2,000,000	$3.28
$3.30 — $5.63	1,779,079	5.8	$4.06	1,779,079	$4.06
$6.02 — $10.80	662,170	4.6	$9.20	662,170	$9.20

	10,426,805	6.5	$3.08	9,993,749	$3.14

     In addition, the Company has sold or granted to employees, directors and consultants for services rendered an aggregate of 1,813,627 shares of restricted common stock through stock grants under the plan at prices and values ranging from $0.15 to $10.80 per share.
     In 2003, the Company modified stock option grants for a departing member of its board of directors. The Company accelerated the vesting on 42,223 options, which had a weighted average exercise price of $3.22. The Company also extended the time period permitted to exercise these options and certain options that were fully vested to one year. 86,666 options were affected by the additional time period permitted to exercise and the weighted average exercise price of those options was $2.54. The Company recorded compensation charges of $22,600 based on the intrinsic value of the stock option grants at the date of modification.
     In December 2005, pursuant to and in accordance with the recommendation of the Compensation Committee of the board of directors, the full board of directors of the Company approved the full acceleration of the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.05 per share, the then-current market value, previously awarded to its employees and other eligible participants, including its executive officers, but excluding those current members of the Company’s board who are not executive officers of the Company, under the Company’s 2000 Equity Incentive Plan. The acceleration of vesting was applicable for stock options outstanding as of December 13, 2005. The vesting was accelerated on 2,061,341 common stock options and the weighted average exercise price of the options subject to the acceleration was $2.95. The purpose of the acceleration was primarily to minimize certain future compensation expense that the Company would otherwise recognize in its statements of operations with respect to these options pursuant to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment”. In making the decision to accelerate these options, the board of directors considered a number of factors, including the interests of our shareholders in eliminating the amortization of compensation expense represented by unvested options, the accounting impact of vesting acceleration and the potential impact on employee morale.
     Pursuant to the Company’s acquisition of Contigo Software, Inc. in June 2000, the Company assumed certain stock option plans and the outstanding stock options of Contigo (“assumed plans”). Stock options under the assumed plans have been converted into the Company’s stock options and adjusted to reflect the conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the assumed plans. Stock options under the assumed plans generally vest over three years and expire ten years from date of grant. No additional stock options are expected to be granted under the assumed plans. 20,000 shares were exercised in the assumed plans during the year ended December 31, 2005 and 142,020 options remain outstanding.

     Stock option activity in the assumed plans during 2003, 2004 and 2005 was as follows:

	Number of	Weighted-average
	Shares	exercise price
Balance at January 1, 2003	179,797	$3.21
Exercised	(9,963)	$0.45

Balance at December 31, 2003	169,834	$3.37
Exercised	(7,814)	$0.45

Balance at December 31, 2004	162,020	$3.51
Exercised	(20,000)	$0.72

Balance at December 31, 2005	142,020	$3.91

     The following table summarizes information about stock options outstanding under the Company’s assumed plans at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average	Number of	average
exercise prices	outstanding	contractual life	exercise price	Options	exercise price
$1.70 — $2.72	21,706	3.1	$1.85	21,706	$1.85
$3.92	100,563	4.1	$3.92	100,563	$3.92
$6.08	19,751	4.2	$6.08	19,751	$6.08

	142,020	3.9	$3.91	142,020	$3.91

     (b) Employee Stock Purchase Plan
     In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. Under the Plan, up to an aggregate of 7,410,185 shares of common stock are available for issuance, including shares reserved pursuant to the Plan’s evergreen provisions. During 2003 employees purchased an aggregate of 960,146 shares at an average price of $0.84 per share. During February and August 2004 employees purchased an aggregate of 281,752 shares and 302,625 shares, respectively, at an average price of $1.99 per share and $1.16 per share, respectively. In February, August and December 2005 employees purchased an aggregate of 512,118, 423,725 and 304,701 shares, respectively, at an average price of $1.11, $1.14 and $1.15 per share, respectively. At December 31, 2005, 3,588,274 shares were reserved for future issuance. At December 31, 2005 approximately $27,000 in payroll deductions were withheld from employees for future purchases under the plan. The ESPP is a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to Accounting Principles Board (APB) 25 accordingly; no compensation expense has been recognized for purchases under the plan. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively: no dividends; an expected life of six months; expected volatility of 198%, 165% and 145%, respectively; and a risk-free interest rate of 3.46%, 3.41% and 4.15%, respectively. The weighted-average fair value of the right to purchase those shares in 2005, 2004 and 2003 was $1.06, $1.07 and $0.96, respectively.
     In December 2005, the ESPP plan was modified by the Company’s board of directors and a final purchase was made on December 30, 2005. Such a modification is permitted in the original plan documents. The modified provisions of the plan were effective beginning January 1, 2006. The modified plan allows participating employees to purchase shares of common stock at a 5% discount from the market value of the Company’s common stock on the day of purchase. Purchases will be made in 6 months intervals if new offerings commence following the first purchase which occurred on February 15, 2006. On February 15, 2006 employees purchased 19,809 shares at an average price of $2.52 per share. The modified ESPP continues to be a qualified plan under the applicable section of the Internal Revenue Code and a non-compensatory plan pursuant to SFAS 123(R) and accordingly; effective January 1, 2006 no compensation expense will be recognized for purchases made pursuant to the modified plan.

     (c) Stock Purchase Warrants
     At December 31, 2005, the Company had total warrants outstanding to purchase 9,727 shares of common stock at a weighted-average exercise price of $1.56 per share. 2,804 warrants are scheduled to expire on May 30, 2008 and 6,923 are scheduled to expire on January 7, 2009. At December 31, 2004 and 2003, the Company had total warrants outstanding to purchase 19,727 and 29,744 shares of common stock at a weighted-average exercise price of $4.82 and $4.72, respectively. No warrants were issued or exercised in 2005 and a warrant for 10,000 shares at an exercise price of $8.00 expired on July 24, 2005.
     (d) Stock Repurchase Program
     On August 31, 2004 the Company’s board of directors approved the repurchase of up to $5.0 million of common stock over twelve months, unless modified by the Company’s board. On July 20, 2005 the Company’s board of directors approved a twelve-month extension to the stock repurchase program. These repurchases may be made from time to time in open market purchases at prevailing market rates, in negotiated transactions off the market, or pursuant to a 10b5-1 plan. The Company repurchased 1,409,600 shares of its common stock during the quarter ended December 31, 2005 at a weighted average price of $2.03 pursuant to a 10b5-1 plan. Subsequent to December 31, 2005 and through February 7, 2006 the Company purchased an additional 281,940 shares of common stock at a weighted average price of $2.01 per share pursuant to a 10b5-1 plan.
(7) COMMITMENTS AND CONTINGENCIES
     (a) Operating Leases
     The Company leases office facilities under operating lease agreements that expire through 2009. Two of the office facilities are leased from entities that are controlled by former executive officers, one of whom is also a former director of the Company. Rent expense related to related party leases was $1,149,718, $1,103,994 and $1,053,324 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments are as follows (in thousands):

		Portion
		attributable
		to related
	Total	parties
2006	$1,170	$899
2007	912	823
2008	832	796
2009	613	613

Total future minimum lease payments	$3,527	$3,131

     Total rent expense for the years ended December 31, 2005, 2004, and 2003 was $1,527,169, $1,356,819, and $1,439,561, respectively.
     (b) Purchase Commitments
     The Company has commitments for bandwidth usage and telephony services with various service providers. The total minimum commitments as of December 31, 2005 aggregated approximately $1.4 million to be expended through February 2007. Commitments for bandwidth usage and telephony services for each of the years subsequent to December 31, 2005 are as follows (in thousands): 2006—$1,351; 2007—$4. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

     (c) Employment Contracts
     In February 2003 the Company’s board of directors approved an Executive Performance-Based Compensation Arrangement. Pursuant to this arrangement, at December 31, 2005, $2.8 million of cash compensation will become payable in the future upon the achievement of certain financial milestones or, generally in the board’s discretion, upon a change in control of the Company. The financial milestones must be achieved before February 19, 2007. See note 6(a) for further disclosure regarding the arrangement.
     In January 2004, the Company entered into an employment agreement with its chief executive officer. The agreement continues until terminated by either the executive or the Company, and provides for a termination payment under certain circumstances. The maximum amount payable upon termination pursuant to the agreement is $0.3 million.
     In addition, the Company has a letter agreement with two of its executive officers, which would require the Company to pay $0.2 million if the executive officers were terminated under certain conditions, including a change in control, set forth in the agreement.
     (d) Severance Commitments
     In October 2003 the Company’s former president and chief executive officer entered into a separation agreement to terminate his employment as of December 31, 2003. The severance commitment, which was originally $0.6 million, was satisfied as of June 30, 2005.
     In June 2004, the Company entered into a separation agreement with its former Senior Vice President of Sales pursuant to which the Company recognized approximately $0.1 million in the second quarter of 2004 related to severance costs. Such amount was included in sales and marketing expenses in the accompanying statement of operations. In addition, the Company recorded a stock compensation charge of $0.9 million related to the unrecognized deferred stock-based compensation in connection with the release from escrow of certain shares of restricted stock associated with the acquisition of InterAct Conferencing, LLC in April 2002.
     In July 2005, the Company announced certain organizational changes within sales and marketing including the departure of the Chief Marketing Officer. In connection with these changes the Company incurred severance costs of $0.1 million in the third quarter of 2005.
     (e) Legal and Tax Contingencies
     On May 17, 2004, a complaint was filed against the Company by iTalk, LLC (“iTalk”) in the District Court of Boulder County, Colorado alleging breach of contract and unjust enrichment, seeking damages and injunctive relief regarding an expired covenant not to compete in a license agreement entered into in March 1999. On September 24, 2004, the court denied the Company’s motion to dismiss. On October 4, 2004, the Company answered iTalk’s complaint. On June 15, 2005, the Court granted iTalk’s motion to amend its complaint to add an additional plaintiff and additional claims for fraud and negligent misrepresentation and to continue the trial date. On September 2, 2005 iTalk amended its complaint. As a result, the trial that was originally set to begin on August 29, 2005 has been rescheduled to June 5, 2006. On December 1, 2005, iTalk and the additional plaintiff filed a motion for leave to file a second amended complaint to assert new theories for recovering under the pre-existing claims for breach of contract and unjust enrichment. The Company filed an opposition to such motion on December 16, 2005. The Court granted plaintiff’s motion on January 30, 2006. The Company disputes plaintiffs’ claims and intends to defend against them vigorously. No accrual has been made for this contingency in the accompanying financial statements as of December 31, 2005 as management does not believe that a loss is probable. The Company is unable to estimate a range of possible losses.
     On September 27, 2005, Webex Communications, Inc. (“Webex”) filed a complaint against the Company in the United States District Court for the Northern District of California alleging patent infringement of nine U.S. patents, seeking damages and injunctive relief. The Company disputes plaintiff’s claims and intends to defend against them vigorously. The Company is unable to make a reasonable estimate of any liability because of the uncertainty related to both the probable outcome and amount or range of loss, if any. On October 14, 2005 the Company filed a complaint against Webex in the United States District Court for the Eastern District of Texas alleging patent infringement of two U.S. patents, seeking damages and injunctive relief.
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
     The Company is involved in tax proceedings in the ordinary course of business. The Company periodically assesses its liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that the Company has incurred a loss and the loss or range of loss can be reasonably estimated, it has recorded reserves in the financial statements. In other instances, the Company is unable to make a reasonable estimate of any liability because of the uncertainty related to both the probable outcome and amount or range of loss. As additional information becomes available, the Company revises and adjusts its assessments. It is probable that the Company has past sales tax liabilities in additional states other than the Commonwealth of Massachusetts explained below which we have not accrued for in our financial statements. The amount of the loss cannot be reasonably estimated, however, at this time management believes the loss could range up to approximately $2.5 million.
     The Company is currently undergoing a sales tax audit by the Commonwealth of Massachusetts, Department of Revenue. The Company currently does not collect sales or other taxes on the sale of its services. The Company may be required to pay sales or other taxes on past sales of services and may be unable to collect state sales or other taxes for past sales of services and, therefore would have to pay such taxes out of its own funds. The Commonwealth of Massachusetts, Department of Revenue has assessed the Company sales tax from April 1999 through May 2004. The Company disagrees with the position of the Department of Revenue and has filed a formal protest to the assessment. At December 31, 2005 the Company has accrued $0.2 million for this potential exposure. The accrual was recorded in the quarter ended March 31, 2005 and is reflected in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2005. In the event the actual results differ from these estimates, the Company will need to adjust the accrual.
(8) EMPLOYEE BENEFIT PLAN
     The Company sponsors a defined contribution 401(k) plan that allows eligible employees to contribute up to 15% of their compensation up to the maximum allowable amount under the Internal Revenue Code. The Company did not make a discretionary employer matching or profit sharing contribution to the plan in 2005, 2004 or 2003. In December 2005, the Company approved and authorized a discretionary matching contribution for 2006 of 50% of the first 6% of employee contributions up to a yearly maximum of $3,000 per employee. Employees must be employed by the Company as of the last day of the plan year in order to receive their portion of the Company’s match.

(9) RESTRUCTURING RESERVES
     Restructuring reserves and activity for 2003, 2004 and 2005 are detailed below (in thousands):

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2003	Adjustments	Payments	December 31, 2003
Lease obligations, net of estimated sublease income	$1,025	—	(560)	$465

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2004	Adjustments	Payments	December 31, 2004
Lease obligations, net of estimated sublease income	$465	—	(277)	$188

		Restructuring
	Reserve Balance	Reserve		Reserve Balance
	January 1, 2005	Adjustments	Payments	December 31, 2005
Lease obligations, net of estimated sublease income	$188	—	(188)	$—

     As of December 31, 2005, the Company has fulfilled all obligations related to its restructuring reserves.
(10) RELATED PARTY TRANSACTIONS
     In the third quarter of 2003 the Company sold a software license to the Company’s primary hardware vendor (Voyant Technologies, Inc., subsequently acquired by Polycom) in the amount of $4.0 million, $1.1 million of which was recognized as revenue in the third quarter of 2003 and $2.9 million of which was recognized as revenue in the fourth quarter of 2003. In 2003 the Company also entered into an agreement with the same vendor to purchase approximately $10.3 million in equipment to be expended through December 31, 2005. At the time of the transaction the vendor was a privately held company and shared a common board member with the Company. On January 6, 2004, Polycom, Inc., a publicly traded company, acquired Voyant Technologies, Inc. and the common board member relationship ceased. The Company attempted to terminate the purchase commitment and the related agreement for material breach which Polycom disputed. In August 2005, the agreement was amended and the dispute was resolved, pursuant to which the Company purchased $3.3 million in conferencing bridges in 2005.
     For the years ended December 31, 2005, 2004, and 2003, the Company paid consulting fees and commissions in the amount of $0.3 million, $0.3 million, and $0.2 million respectively, to 2Com Communications, LLC, an entity controlled by the brother-in-law of the Company’s former president and chief executive officer and former chairman of the board.
(11) SIGNIFICANT CUSTOMERS AND SUPPLIERS
     A significant concentration is represented by sales or accounts receivable equal to or greater than 10% of the Company’s total sales or accounts receivable for the year. For the year ended December 31, 2005 the Company did not have any significant concentrations with respect to either sales or its accounts receivable as of December 31, 2005. For the year ended December 31, 2004 the Company did not have any significant concentrations with respect to sales, however, the Company had a receivable, all of which was current, due from Qwest Communications International, Inc. of $1.2 million or 11.6% of the Company’s total accounts receivable balance at December 31, 2004. For the year ended December 31, 2003, the Company did not have significant concentrations with respect to either sales or accounts receivable.
     The Company purchases audio conferencing bridges and certain services from a single supplier, Voyant/Polycom. In 2005, 2004, and 2003, the Company purchased $4.3 million, $1.1 million, and $5.7 million, respectively, in equipment and services from this supplier.

(12) VALUATION AND QUALIFYING ACCOUNTS
     Valuation and qualifying accounts for each of the years in the three-year period ended December 31, 2005 are detailed below (in thousands):

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year
Year ended December 31, 2005:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$310	373	(463)	$220
Deferred tax asset valuation allowance	$49,136	—	(1,009)	$48,127
Year ended December 31, 2004:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$300	181	(171)	$310
Deferred tax asset valuation allowance	$46,993	2,143	—	$49,136
Year ended December 31, 2003:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$850	371	(921)	$300
Deferred tax asset valuation allowance	$48,228	—	(1,235)	$46,993
(13) SUBSEQUENT EVENTS
     In January 2006, the Company announced the departure of the Executive Vice President of Sales. As a result, the Company will incur severance costs of $0.1 million in the first quarter of 2006.
     In January 2006, in connection with the pending transaction with West Corporation and payable only upon closing, the Company’s board of directors approved a payment of $1.8 million to certain executives and key employees pursuant to the Executive Performance-Based Compensation Arrangement with such amount not including any severance obligations which may become due. In addition, the Company’s board of directors did not commence a new offering period under the Company’s ESPP Plan following the termination of the then-current offering and purchase on February 15, 2006.
     On February 6, 2006, the Company entered into a definitive merger agreement with West Corporation (NASDAQ: WSTC) whereby West intends to purchase all of the Company’s outstanding shares of common stock for $2.70 per share in cash. The transaction is subject to Hart-Scott-Rodino review, the approval of the Company’s shareholders and other customary closing conditions. Assuming all approvals are obtained and all closing conditions are met the Company expects the acquisition to close no later than the end of the second quarter of 2006.
     The Company’s 10b5-1 stock purchase plan was terminated on February 7, 2006.

Exhibit Index

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of March 24, 2000.
2.2(1)	Amendment to Agreement and Plan of Reorganization by and among Registrant, Contigo Software, Inc. and CSI Acquisition Corporation dated as of April 7, 2000.
2.3(3)	Asset Purchase Agreement by and among Registrant, InterAct Conferencing, LLC and Carolyn Bradfield dated as of April 17, 2002.
2.4(9)	Agreement and Plan of Merger among Raindance Communications, Inc., Rockies Acquisition Corporation and West Corporation, dated as of February 6, 2006.
3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(2)	Certificate of Ownership, as filed May 15, 2001, merging EC Merger, Inc. into Evoke Communications, Inc. under the name Raindance Communications, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(2)	Raindance Communications, Inc. specimen stock certificate representing shares of common stock.
10.1(1)	2000 Equity Incentive Plan.
10.1.1(10)	Form of Stock Bonus Agreement, pursuant to the 2000 Equity Incentive Plan
10.1.2(10)	Form of Stock Option Agreement, pursuant to the 2000 Equity Incentive Plan
10.1.3(10)	Form of Sock Purchase Agreement, pursuant to the 2000 Equity Incentive Plan
10.2(1)	2000 Employee Stock Purchase Plan.
10.3(1)	Amended and Restated Stockholders’ Agreement, among the Registrant, certain of its stockholders and certain of its management, dated March 29, 2000.
10.6(1)	Form of Indemnity Agreement entered into between Registrant and each of its directors and executive officers.
10.12(1)	Lease, dated March 3, 1997, between BMC Properties, LLC and Registrant.
10.13(1)	Lease, dated June 6, 1999, between BLC Properties, LLC and Registrant.
10.14(1)+	Source Code and Object Code License Agreement, dated December 29, 1999, between Registrant and AudioTalk Networks, Inc.
10.16(1)	Personal Services Agreement, dated November 17, 1999, between Registrant and Paul Berberian.
10.16.1(4)	Amendment to Personal Services Agreement, dated June 26, 2002, between the Company and Paul Berberian.
10.17(5)	Separation and Release Agreement, dated October 14, 2003, between Registrant and Paul Berberian.
10.18(7)	Offer Letter, dated January 27, 2004, between Registrant and Donald F. Detampel, Jr.
10.18.1(8)	Amendment to Offer Letter, dated August 20, 2004, between Registrant and Donald F. Detampel, Jr.
10.18.2(11)	Amendment, dated January 23, 2006, to Offer Letter dated January 27, 2004 between Raindance Communications, Inc. and Donald F. Detampel, Jr.
10.26(6)	Executive Performance-Based Compensation Arrangement
10.27(10)	Form of 280G Letter Agreement
10.28*	Offer Letter, dated January 3, 2006, between Registrant and Peter Holst.
23.1*	Consent of KPMG LLP.

Exhibit No.	Description
24.1*	Powers of attorney (included on signature page).
31.1*	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
31.2*	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

+	Confidential treatment granted with respect to portions of these exhibits.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 No. 333-30708.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on May 15, 2002.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on August 14, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 14, 2003.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 26, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-31045) as filed on March 12, 2004.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31045) as filed on November 9, 2004.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on February 7, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on January 28, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-31045) as filed on January 25, 2006.